Form 10-Q
period 1996-03-31
HARMONY HOLDINGS INC
filed 1996-05-14
CIK 878246

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 1996; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ____________ to ___________.

Commission File Number 1-19577
                       -------

                            HARMONY HOLDINGS, INC.
                       --------------------------------
            (Exact Name of Registrant as Specified in its Charter)

           Delaware                                       95-4333330
- - -------------------------------                       ------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)


                      1990 WESTWOOD BOULEVARD, SUITE 310
                  -------------------------------------------
                      LOS ANGELES, CALIFORNIA 90025-4676
                  -------------------------------------------
                   (Address of Principal Executive Offices)
                                  (Zip Code)

                                (310) 446-7700
                      ----------------------------------
             (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES     X                  NO
                          -------                   ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


            Class                        Outstanding at May 7, 1996
    -----------------------              --------------------------
    Common Stock, par value                   5,693,198  Shares
        $.01 per share


                    ITEM 1.

FINANCIAL STATEMENTS                                PAGE

Consolidated Balance Sheets:                          3
   March 31, 1996 (unaudited) and June 30, 1995

Consolidated Statements of Operations (unaudited):    4
   Nine Months Ended March 31, 1996 and 1995

Consolidated Statements of Operations (unaudited):    5
   Three Months Ended March 31, 1996 and 1995

Consolidated Statements of Cash Flows (unaudited):    6
   Nine Months Ended March 31, 1996 and 1995

Notes to Consolidated Financial Statements            7


HARMONY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,         JUNE 30,
                                                              -----------      -----------
                                                                 1996             1995
                                                              -----------      -----------
                                                              (Unaudited)
ASSETS
Current Assets:
   Cash                                                       $    61,955      $   229,909
   Accounts receivable                                          5,147,853        5,294,213
   Unbilled accounts receivable                                 1,389,807        1,434,402
   Prepaid expenses and other assets                              373,753          748,330
                                                              -----------      -----------
     Total current assets                                       6,973,368        7,706,854
Property and equipment, at cost, less
  accumulated depreciation and amortization                     1,604,785        1,581,891
Goodwill, less accumulated amortization                         3,022,391        3,181,226
Other assets                                                      232,147          484,974
                                                              -----------      -----------
     Total assets                                             $11,832,691      $12,954,945
                                                              ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                           $ 1,148,184      $ 2,267,134
   Accrued liabilities                                          2,676,867        2,815,721
   Bank line of credit                                          2,000,000                0
   Deferred income                                                775,733        1,113,040
                                                              -----------      -----------
     Total current liabilities                                  6,600,784        6,195,895
Subordinated notes payable                                        385,000          385,000
                                                              -----------      -----------
     Total Liabilities                                          6,985,784        6,580,895
Commitments and contingencies
Stockholders' Equity:
Preferred Stock, $.01 par value, authorized
  10,000,000 shares; none issued
Common stock, $.01 par value, authorized
  20,000,000 shares, issued and
  outstanding 5,693,198 and 5,660,220                              56,933           56,608
Additional paid-in capital                                     12,735,136       12,673,902
Accumulated deficit                                            (7,945,162)      (6,356,460)
                                                              -----------      -----------
Stockholders' equity                                            4,846,907        6,374,050
                                                              -----------      -----------
Total Liabilities and stockholders' equity                    $11,832,691      $12,954,945
                                                              ===========      ===========

          See accompanying notes to consolidated financial statements

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

                                               NINE MONTHS ENDED
                                                   MARCH 31,
                                          --------------------------
                                              1996          1995
                                          --------------------------
Contract revenues                         $50,395,467    $46,457,923
Cost of production                         43,056,478     40,389,210
                                          -----------    -----------
  Gross profit                              7,338,989      6,068,713
                                          -----------    -----------
Selling expenses                            2,272,369      1,996,398
Operating expenses                          5,054,417      3,428,795
Write off of abandoned projects               621,528              0
Litigation expense                            200,000        486,050
Severance salaries                            186,488              0
Depreciation and amortization                 419,389        394,824
                                          -----------    -----------
  Income (loss) from operations            (1,415,202)      (237,354)
Interest income                                 4,620         37,704
Interest expense                             (178,120)       (31,782)
                                          -----------    -----------
Net income (loss)                         $(1,588,702)   $  (231,432)
                                          ===========    ===========
Net income (loss) per share                    $(0.28)        $(0.04)
Weighted average shares outstanding         5,693,198      5,511,394


          See accompanying notes to consolidated financial statements

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)


                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                          --------------------------
                                             1996           1995
                                          --------------------------
Contract revenues                         $18,601,032    $18,069,753
Cost of production                         15,908,221     16,301,035
                                          -----------    -----------
  Gross profit                              2,692,811      1,768,718
Selling expenses                              813,891        785,480
Operating expenses                          1,573,784      1,264,440
Litigation expense                                  0        486,050
Depreciation and amortization                 136,990        155,718
                                          -----------     ----------
  Income (loss) from operations               168,146       (922,970)
Interest income                                 3,488         11,232
Interest expense                              (68,185)       (26,541)
                                          -----------     ----------
Net income (loss)                         $   103,449     $ (938,279)
                                          ===========     ==========
Net income (loss) per share                     $0.02         $(0.17)
Weighted average shares outstanding         5,693,198      5,511,394


          See accompanying notes to consolidated financial statements

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                       NINE MONTHS ENDED
                                                           MARCH 31,
                                                  --------------------------
                                                      1996          1995
                                                  --------------------------
Cash flows from operating activities:
Net income (loss)                                 $(1,588,698)   $  (231,432)
Adjustments to reconcile net loss to
  cash used by operating activities:
Depreciation and amortization                         419,389        394,824
Amortization of prepaid interest                       68,819              0
Changes in assets and liabilities:
Accounts receivable                                   146,360     (2,695,341)
Unbilled accounts receivable                           44,595     (1,285,445)
Prepaid expenses and other assets                     371,361        145,990
Other assets                                          184,004       (211,866)
Accounts payable                                   (1,118,950)       725,761
Accrued liabilities                                  (138,854)     2,122,263
Deferred income                                      (337,307)       186,654
                                                  -----------    -----------
  Net cash used by operating activities            (1,949,281)      (848,592)
                                                  -----------    -----------
Cash flows from investing activities:
Capital expenditures                                 (280,232)      (564,217)
                                                  -----------    -----------
  Net cash used by investing activities              (280,232)      (564,217)
                                                  -----------    -----------
Cash flows from financing activities:
Proceeds from issuance of stock                        61,559        585,283
Borrowings under bank line of credit               10,400,000              0
Repayments of bank line of credit                  (8,400,000)             0
Subordinated notes payable                                  0        385,000
                                                  -----------    -----------
  Net cash provided by financing activities         2,061,559        970,283
                                                  -----------    -----------
Net decrease in cash                                 (167,954)      (442,526)
Cash, beginning of period                             229,909        662,777
                                                  -----------    -----------
Cash, end of period                               $    61,955    $   220,251
                                                  ===========    ===========

          See accompanying notes to consolidated financial statements

                            HARMONY HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                March 31, 1996

(1)  Basis of presentation
     ---------------------

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the results of operations for the periods presented.

     The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements as of June 30, 1995 filed as part of the Company's Annual Report on Form 10-K.


(2)  Reclassifications
     -----------------

     The Company has reclassified the following at March 31, 1995 (as reported on the Quarterly report on Form 10-Q at March 31, 1995) to make the financials comparable with March 31, 1996; $1,215,089 and $487,112 in sales commissions and $781,309 and $298,368 of other selling expenses for the nine months and three months ended March 31, 1995, respectively, have been reclassified from operating expense to selling expense.

     Litigation expense has been reclassified to operating expense and $283,950 insurance receivable has been reclassified from revenue to reduece the litigation expense at March 31, 1995.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - ---------------------

For the nine months ended March 31, 1996 as compared with the nine months ended
- - -------------------------------------------------------------------------------
March 31, 1995
- - --------------

     For the nine months ended March 31, 1996, revenues increased by approximately 8%, or $3,937,426 to $50,395,467 from $46,457,923 for the nine months ended March 31, 1995. The increase in revenues is primarily attributable to a 40%, or $4,825,000 increase in revenues by one of the Company's subsidiaries offset by a 6%, or $1,303,000 decrease in revenues by another subsidiary.

     Cost of Production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials and music videos, including film, crews, location fees and directors' fees. Cost of production for the nine months ended March 31, 1996 increased by approximately 7%, or $2,667,268 to $43,056,478 from $40,389,210 for the nine months ended
March 31, 1995. Expressed as a percentage of revenues, cost of sales for the nine months ended March 31, 1996 was approximately 85% as compared to approximately 87% for the nine months ended March 31, 1995 and resulted in a gross profit percentage of approximately 15% and 13% for these periods, respectively. The decrease in cost of production expressed as a percentage of revenues and the resultant increase in gross profit for the nine months ended March 31, 1996 was primarily due to management's continued efforts to increase the gross margin.

     Selling expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of commercial contracts. Selling expenses for the nine months ended March 31, 1996 increased to $2,272,369 from $1,996,398 for the nine months ended March 31, 1995, representing an increase of $275,971. Selling commissions increased by $14,874 while other selling expenses increased by $261,097. The increase in other selling expenses is primarily attributed to a $153,000 increase in sample reels and speculation pieces, a $45,000 increase in advertising expense and $50,000 related to the two new subsidiaries.

     Operating expenses consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. Operating expenses for the nine months ended March 31, 1996 increased to $5,054,417 from $3,428,795 for the nine months ended March 31, 1995, representing an increase of $1,625,622. Approximately $944,000 relates to subsidiaries that have been closed or are in the process of closing. The following account for the primary additional increases in operating expenses, salaries $210,000, legal and accounting $190,000, rent and miscellaneous office expenses $195,000 and $60,000 related to bad debts incurred from receivables with former employees and affiliates of the Company .

     Litigation expense for March 31, 1996 and 1995 relate the termination and settlement with a former officer of the Company. The $200,000 expense at March 31, 1996 was due to a revision of a insurance reimbursement receivable.

     Interest expense for the nine months ended March 31, 1996 increased by $146,338 to $178,120 from $31,782. The increase was due to the utilization of the bank line of credit.

     Net income (loss) for the nine months ended March 31, 1996 and March 31, 1995, includes losses of $1,735,643 and $286,077 related to subsidiaries that have been closed or are in the process of closing.

For the three months ended March 31, 1996 as compared with the three months
- - ---------------------------------------------------------------------------
ended March 31, 1995
- - --------------------

     For the three months ended March 31, 1996, revenues increased by approximately 3%, or $531,279, to $18,601,032 from $18,069,753 for the three months ended March 31, 1995. The level of revenues earned by the Company is comparable with the prior years quarter.

     Cost of production for the three months ended March 31, 1996 decreased by approximately 2%, or, $392,814 to $15,908,221 from $16,301,035 for the three months ended March 31, 1995. Expressed as a percentage of revenues, cost of production for the three months ended March 31, 1996 was approximately 86% as compared to approximately 89% for the three months ended March 31, 1995 and resulted in a gross profit percentage of approximately 14% and 11% for these periods, respectively. The decrease in cost of production expressed as a percentage of revenues and the resultant increase in gross profit for the three months ended March 31, 1996 was primarily due to management's continued efforts to increase the gross margin.

     Selling expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of commercial contracts. Selling expenses for the three months ended March 31, 1996 increased to $813,891 from $785,480 for the three months ended March 31, 1995, representing an increase of $28,411. The level of selling expense incurred by the Company is comparable with the prior years quarter.

     Operating expenses consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. Operating expenses for the three months ended March 31, 1996 increased to $1,573,784 from $1,264,440 for the three months ended March 31, 1995, representing an increase of $309,344. Approximately, $253,000 relates to subsidiaries that have been closed or are in the process of closing.

     Litigation expense for the three months ended March 31, 1995, relate the termination and settlement with a former officer of the Company.

     Interest expense for the three months ended March 31, 1996 increased by $41,644 to $68,185 from $26,541. The increase was due to the utilization of the bank line of credit.

     Net income (loss) for the three months ended March 31, 1996 and March 31, 1995, includes losses of $471,265 and $224,836 related to subsidiaries that have been closed or are in the process of closing.

Liquidity and Capital Resources
- - -------------------------------

For the nine months ended March 31, 1996 as compared with the nine months ended
- - -------------------------------------------------------------------------------
March 31, 1995
- - --------------

    As of March 31, 1996, the Company had working capital of $372,584, including cash of $61,955 compared with $1,510,959, including cash of $229,909 at March 31, 1995. Cash used in operating activities for the nine months ended March 31, 1996 increased approximately 130% or $1,100,689 to $1,949,281 from $848,592 for the nine months ended March 31, 1995. The material increases in the amount of cash used in operations were $1,357,266 increase in loss from operations; $4,171,741 decrease in billed and unbilled accounts receivable and $4,105,828 decrease in accounts payable and accrued expenses. Cash used in investing activities for the nine months ended March 31, 1996 decreased approximately 50%, or $283,985, to $280,232 from $564,217 for the nine months ended March 31, 1995. Cash provided by financing activities for the nine months ended March 31, 1996 increased approximately $1,091,276 to $2,061,559 from $970,283 for the nine months ended March 31, 1995. The material increase in the amount of cash provided by financing activities consisted of a $523,724 decrease in the proceeds from the issuance of stock, a $2,000,000 increase in borrowings under the Company's bank line of credit agreement and a $385,000 decrease in issuance of subordinated notes payable.

    On May 10, 1995, the Company entered into a $3,000,000 asset based revolving line of credit with a bank, with interest at the bank's prime rate plus 1.0% per annum, collateralized by the assets of the Company. The bank prime rate at March 31, 1996 was 8.25%. The agreement expires October 31, 1996. Borrowing is based upon certain percentages of acceptable receivables. As of March 31, 1996, the Company had $2,000,000 outstanding under the line. The loan agreement has certain financial covenants one of which is to maintain $1,250,000 of net worth on a quarterly basis. As of March 31, 1996 the Company was not in compliance with this requirement and the noncompliance was waived by the bank.

    To the extent that future revenues and related gross profits from the Company's operations do not provide sufficient funds to offset operating costs, the Company's present resources will decrease. The Company has entered into various employment agreements with its commercial directors, salespeople and corporate and subsidiary officers which obligate it to make minimum payments of approximately $2,411,660 during the twelve months ending March 31, 1997. Certain of these agreements provide for additional compensation based on revenues and other items. Other agreements provide for additional compensation based on certain defined operating profits. This additional compensation is payable whether or not the Company has a profit. The Company has no material commitments for capital expenditures. Based on the availability of the line of credit, subject to the qualifications of the preceding paragraph, management believes that the Company's present cash and other resources are sufficient for its needs for at least the next twelve months.

For the three months ended March 31, 1996 as compared with the three months
- - ---------------------------------------------------------------------------
ended March 31, 1995
- - --------------------

    Cash provided by operating activities for the three months ended March 31, 1996 decreased approximately 34%, or $119,742 to $236,866 from $356,608 for the three months ended March 31, 1995. The material decreases in the amount of cash provided by operations consisted of a $1,041,727 decrease in loss from operations; $2,085,303 decrease in accounts payable and accrued expenses, $2,369,253 decrease in deferred income and $2,970,664 decrease in accounts receivable and unbilled accounts receivable. Cash used in investing activities for the three months ended March 31, 1996 decreased approximately 70% or $196,799 to $85,880 from $282,679 for the three months ended March 31, 1995. Cash provided by financing activities for the three months ended March 31, 1996 decreased approximately $347,638 to cash used in financing activities of $200,000 from cash provided by financing activities of $147,638 for the three months ended March 31, 1995. The material decrease in the amount of cash provided by financing activities was $200,000 decrease in the amount outstanding under the bank line of credit.

Inflation
- - ---------

    Inflation has not had a significant effect on the Company.

ITEM 5.  Other Information
         -----------------

    On January 19, 1996, Gary Horowitz was terminated as Chief Executive Officer and President of the Company. On January 29, 1996 Gary Horowitz resigned his position as a member of the Company's board of directors.

    On April 18, 1996, the Company received a proposal to sell 100% of the outstanding shares of the Company to Unimedia S.A. and Capital Media Group Limited for stock and cash priced at $3.50 per share, one third cash and two thirds common stock of Capital Media Group. The transaction is subject to, among other things, completion of due diligence, Negotiation and execution of a Definitive Agreement, approval of the various Boards of Directors and approval of a majority of the shareholders of the Company.


                          PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits -
              ---------

                 10.  Proposal to sell 100% of the Company's stock.
                 17.  Horowitz resignation.


         (b)  Reports on Form 8-K - None
              -------------------

No other Items of Part II of the Quarterly Report on Form 10-Q are applicable to the period covered by this Quarterly Report on Form 10-Q.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HARMONY HOLDINGS, INC.

Date: May 10, 1996

      By /s/ Harvey Bibicoff
      ----------------------
      Harvey Bibicoff
      Chairman of the Board, Chief Executive Officer

Date: May 10, 1996


      By /s/ Brian Rackohn
      --------------------
      Brian Rackohn
      Chief Financial Officer, Secretary
      (Principal Financial and Chief Accounting Officer)



UNIMEDIA S.A.                CAPITAL MEDIA (UK) LIMITED
- - -----------------------      --------------------------
Immueble ie levant           Mayfair House
2, rue du nouveau Bercy      40 South Audley Street
94220, Charenton             London W1Y 5DH
France                       England
Tel: 33 1 43 53 69 99        Tel: 44 171 495 8662
Fax: 33 1 43 75 12 37        Fax: 44 1 171 629 78 70



April 18, 1996

Harvey Bibicoff
Harmony Holdings, Inc.
Chairman of the Board
1990 Westwood Blvd.
Los Angeles, CA 90025

Dear Harvey,

This is a proposal for the purchase of Harmony.

Capital Media Group Ltd. (CMG) and Unimedia S.A. (Unimedia) would buy up to
100% of the stock of Harmony Holdings, Inc. (Harmony) at a purchase price of $3.50 per share of which one third would be paid in cash and two thirds would be paid in the common stock of CMG.

The price of the CMG stock would be determined using a five day closing price average at the time of shareholders' approval.

A Purchase and Merger Agreement (the Agreement) will be negotiated in good faith and executed expeditiously.

This Agreement will contain all of the usual, necessary and appropriate representations, warranties and covenants.

The completion of the contemplated transaction is subject to:

     a) Satisfactory completion of a due diligence review by Harmony and CMG and by CMG and Unimedia on Harmony.

     b) Execution of the Agreement (in a form satisfactory to each of the parties).

     c) Approval of the transaction by the respective Boards of Directors of Harmony, CMG and Unimedia.

     d) Approval of the transaction by Harmony's stockholders.

     e) Approval of the transaction by regulatory authorities having jurisdiction.

Neither Harmony, CMG nor Unimedia will issue a Press release or other disclosure of this contemplated transaction without prior approval of the other, which will not be unreasonably withheld unless, in the good faith opinion of counsel, such disclosure is required by law and time does not permit the request of such consent.

We propose to start due diligence immediately. We expect an answer from our boards by next week.

Since this letter confirms our mutual understanding of the contemplated transaction, you are kindly requested to confirm your acceptance and understanding of the above by signing and returning a copy of this letter.

Kindest regards,

Your sincerely,



Gilles Assouline
Chairman and CEO
For and on behalf of
Unimedia S.A.

Charles R. Koppel
Chairman and CEO
For and on behalf of
Capital Media Group Limited


Signed in acceptance and understanding of the above



Harvey Bibicoff
Chairman of the Board
For and on behalf of
Harmony Holdings, Inc.


UNIMEDIA S.A.                CAPITAL MEDIA (UK) LIMITED
- - -------------                --------------------------
Immueble ie levant           Mayfair House
2, rue du nouveau Bercy      40 South Audley Street
94220, Charenton             London W1Y 5DH
France                       England
Tel: 33 1 43 53 69 99        Tel: 44 171 495 8662
Fax: 33 1 43 75 12 37        Fax: 44 1 171 629 78 70



April 24, 1996

Harvey Bibicoff
Harmony Holdings, Inc.
Chairman of the Board
1990 Westwood Blvd.
Los Angeles, CA 90025

Dear Harvey,

These are additional comments on our proposal to purchase 100% of the stock of Harmony Holdings, Inc. (Harmony).

     1-CMG and Unimedia will loan Harmony between US $500,000 and One million
       US $ on terms to be further discussed.

     2-We are preparing information on Capital Media and Unimedia including financial statements and a confidential Business Plan. We should DHL these documents to you within a week.

     3-Unimedia's attorney is:
       -Mr. Alain Mallot, assisted by Mr. Marcus Billam
        69 Ave. Victor Hugo, 75008, Paris
        Tel: 33 1 45 02 19 19

     4-CMG will give you the name of its attorney very shortly.

     5-Due diligences will be driven by:

     Mr. Ken Jones
     Mme Anne-Marie Assouline
     Mr. Michael Assouline
      on behalf of Unimedia. (CMG appointees to be notified shortly). Due diligences should start within two weeks.

    6-Our respective boards should give an approval on the contemplated transaction shortly.


Kindest regards,

Your sincerely,



Gilles Assouline
Chairman and CEO
For and on behalf of
Unimedia S.A.

Charles R. Koppel
Chairman and CEO
For and on behalf of
Capital Media Group Limited


Signed in acceptance and understanding of the above



Harvey Bibicoff
Chairman of the Board
For and on behalf of
Harmony Holdings, Inc.




                                   - page 2-

January 31, 1996



Harvey Bibicoff
Chairman of the Board/Harmony Holdings, Inc.
310-446-7711


Dear Harvey,

    In addition to my resignation from the board of Harmony Holdings, Inc., I also resign from all the boards of any Harmony Holdings subsidiaries that I hold. I also resign any office or titles that I currently hold in Harmony Holdings or it's subsidiaries.


Sincerely,

By/s/Gary Horowitz

Gary Horowitz