Form 10-K
period 1996-06-30
HARMONY HOLDINGS INC
filed 1996-09-30
CIK 878246

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     FOR THE FISCAL YEAR ENDED JUNE 30, 1996; OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number  1-19577
                        -------

                             HARMONY HOLDINGS, INC.
                             ----------------------
             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                    95-4333330
            --------                                    ----------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

1990 WESTWOOD BOULEVARD, SUITE 310
    LOS ANGELES, CALIFORNIA                              90025-4676
    -----------------------                              ----------
(Address of Principal Executive                          (Zip Code)
            Offices)

Registrant's Telephone Number, Including Area Code:      (310) 446-7700
                                                         --------------

Securities Registered Pursuant to Section 12(b) of the Act:   NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

                     Class C Common Stock Purchase Warrants
                     --------------------------------------
                                (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X         No

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          State the aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the average of the closing bid and asked prices of such stock as reported on the National Association of Securities Dealers Automated Quotation System as of September 16, 1996):

                   Common Stock, $.01 par value--$11,713,097

          Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

            Class                  Outstanding at September 14, 1996
            -----                  ---------------------------------
   COMMON STOCK, PAR VALUE                   6,693,198 SHARES
       $.01 PER SHARE

                      DOCUMENTS INCORPORATED BY REFERENCE

                           Index to Exhibits Page 42

                                     PART I

ITEM 1.   BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Harmony Holdings, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 5, 1991 as a wholly owned subsidiary of Ventura Entertainment Group Ltd. ("Ventura"). In connection with its formation and initial capitalization, Ventura contributed all of the capital stock of Harmony Pictures, Inc. ("Harmony") and Melody Films, Inc. ("Melody") to the Company. Harmony and Melody have been operating since 1979. In March 1990, Ventura acquired Harmony and Melody from its co-founders, Stuart Gross and Robert Lieberman. The Company conducts its operations through its wholly owned subsidiaries, Harmony Pictures, Inc., Melody Films, Inc., The End Inc., The Beginning Inc., Velocity Film, Inc.(ceased operations, March, 1996), Curious Pictures Corporation and Harmony Media Communications Inc. Unless the context indicates otherwise, the term "Company" includes all of these subsidiaries.

     The Company's principal executive offices are located at 1990 Westwood Blvd., Los Angeles, California 90025. Its telephone number is (310) 446-7700.

     In November 1991, the Company completed its initial public offering of securities, selling 525,000 Units at a price of $6.00 per Unit. Each Unit consisted of two shares of Common Stock and one warrant. Each warrant entitled the holder to purchase one share of Common Stock at a price of $4.00 per share on or before November 1993. Net proceeds received by the Company from its initial public offering were approximately $2,320,000. As a result of this initial public offering, Ventura's ownership was reduced to approximately 59%. During the year ended June 30, 1995, Ventura sold its remaining interest in the Company. (See item 13, "Certain Relationships and Related Transactions")

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates in one reportable segment, producing television commercials, music videos and related media.

NARRATIVE DESCRIPTION OF BUSINESS


     The Company's historical business is the production of television commercials which business continues to provide the preponderance of its revenues.

     The Company does a small percentage of its business in music videos. The production cycle for music videos is similar to that of television commercials, but the budgets are generally smaller, ie. $50,000 to $100,000 and occasionally up to $1,000,000. The Company is generally involved in the post production phase of music videos which is not typically the case in commercial production. The client for music videos is usually the record company or the performer directly and not an advertising agency.

     During January, 1995, the Company formed Harmony Media Communications, Inc., and has entered the long-form advertising and infomercial business. Infomercials, including interactive commercials, use a longer time format as a vehicle for selling and demonstrating products and services. See "Infomercials" in this item 1. Currently, the Company does an insignificant amount of infomercial business.

     Contracts for the production of television commercials are generally awarded by advertsing agencies on behalf of their clients on the basis of personal relationships between the advertising agency, the advertiser and the television commercial production company, along with the expertise, reputation and creative vision of the director and the budgeted cost of the commercial as prepared by the production company.

       The Company has produced commercials for national advertisers and Fortune 500 companies such as ABC, AT&T, American Airlines, American Express, Bank of America, BF Goodrich, Blue Cross/Blue Shield, Budweiser, Burger King, Anheuser Busch Beer, Chevrolet, Chevron, Coca-Cola, Coors, Dodge, DuPont, Ford Motor Company, Frito-Lay, General Dynamics, General Mills, General Motors, Goodyear, Hallmark, Honda, Jeep, Kellogg's, Mattel, Mazda, McDonald's, Michelob, NASA, NBC, Natural Light, Nissan, Panasonic, Pepsi, Phillip Morris, Quaker Oats, Ralston/Purina, Sears, 7 Up, Texaco, Texas Instruments, 3M, Toyota, United Airlines, and US Air, among others.


  COMMERCIAL DIRECTORS

       Each subsidiary company has under exclusive contract a group of commercial television directors. These commercial television directors vary in experience and in creative style. This varied talent pool results in the Company's ability to produce a broad range of television commercials.

  SALES AND MARKETING STRATEGY

       The Company maintains excellent relationships with most of the major advertising agencies, including Leo Burnett Advertising; Foote, Cone & Belding; DDB Needham; Grey Advertising; Young & Rubicam; J. Walter Thomson; McCann Erickson and Chiat/Day; among others. There were no agencies which accounted for more than 10% of the Company's total revenue during 1996, while one agency accounted for more than 15% of such total revenue of the Company during 1995. In the event that the Company no longer receives contracts from or through this agency, the Company does not consider that the loss would have a material adverse effect on its business.

       The Company has increased the breadth of experience of its of commercial television directors by forming and building new commercial production companies, each built around key management and commercial television directors. The addition of the new commercial television directors filled genre gaps within the Company. This has enhanced the Company's ability to bid on advertising campaigns in different advertising areas.

       The markets for television commercials consist of national/regional television networks, regional television stations or syndication and national cable networks. Within each of these markets there exist sub-markets based on the nature of the advertiser - national or multi-national companies versus local businesses and high- and low-budget commercials. The "spots", as they are called in the business, are placed by the advertiser through its advertising agency.

       Traditionally, the Company's marketing efforts have focused on national and multi-national advertisers, national network commercials and higher budget commercials. Generally, the Company's budget for a commercial ranges from $100,000 to $400,000 and occasionally may be in excess of $1,000,000.

       The Company's subsidiaries' services are marketed by a staff of sales representatives who seek out available commercial projects suitable for the Company's commercial television directors. These efforts are usually directed towards advertising agencies located in the major markets of New York, Los Angeles, Chicago, Detroit, Dallas, San Francisco and in regional markets.

       Like the commercial television directors, most sales personnel work exclusively for a subsidiary from offices located in Los Angeles and New York. The Company also employs independent sales representatives (or firms) on a selected basis.

       To sell the commercial television director's work, the sales staff uses as its primary tool the commercial director's reel. This reel is a visual "resume" containing samples of a particular director's work (most frequently in the form of commercials) demonstrating the director's creativity and experience. Several reels are developed by each company (company reels) featuring its commercial television directors and highlighting different creative areas and subject matter. These reels are constantly updated.

       The companies also advertise in trade publications on an occasional basis to maintain visibility among advertisers and advertising agencies and to publicize specific information such as additions to the directorial roster, completion of a significant commercial, or the recognition of awards and achievements.

       The marketing of music videos is done by The End, Inc. and is achieved through its very specialized expertise. Music videos are marketed directly to an individual artist or record company, or both. The End, Inc. has the reputation and the relationships from which its business is derived.

  INFOMERCIALS

       During 1994, the Company entered into an infomercial arrangement with Ventura to produce an infomercial. As of June 30, 1995, the project had not been completed and costs of approximately $184,000 are included under the line item in "other assets" on the Company's consolidated balance sheet. As of June 30, 1996, the investment was $245,000 and has been written off as an abandoned project.

       During January, 1995, the Company entered the infomercial business through a new subsidiary Harmony Media Communications. Inc. Infomercials, including interactive commercials, use a longer time format as a vehicle for selling and demonstrating products and services. The average half-hour infomercial costs between $250,000 and $1,000,000 to produce and takes approximately three months to complete through post production.

       The corporate infomercial is designed to introduce new commercial brands, sell products over television or retail outlets, or both reposition companies, educate consumers, and demonstrate new technologies.

  COMMERCIAL PRODUCTION PROCESS

       The commercial production process is divided into several stages: creating the concept; bidding; pre-production; principal photography; and post-production. Commercial production companies producing live action commercials usually enter the process at the bidding phase and leave the process prior to the post production phase. Commercial production companies like Curious Pictures Corporation which are involved in animation and special effects will generally be involved in a job through post production. The creation of music videos is divided into similar stages, except most music video contracts include post production.

       The Initial Concept.  Advertising agencies develop commercial ideas
       --------------------
  based upon the needs of their clients. These ideas are embodied in a story board written and created by the advertising agency. The story board combines a script and the visual story line. After the client approves the idea, the agency approaches several production companies to determine how each company and its director would bring the commercial concept to fruition. It is common for the production companies to be selected for a bid based primarily on the reputation and talent of commercial television directors associated with the production company.

       Bidding.  Personnel at the television commercial production companies
       --------
  analyze the commercial concept as communicated by the advertising agency. The director and the production company determine how the story board can best be captured on film. They ascertain what subcontractors must be hired, what locations must be secured, what free-lance technical support is to be employed, what equipment is to be leased and what the total cost will be to film the commercial. During this stage, the television commercial production company and the director often suggest changes to the story board both to enhance the commercial and to enable the commercial to be filmed within the agency's and client's budget expectations. The time frame from submission of a budget to completion and delivery of a commercial usually ranges from three weeks to six weeks.

       A final bid is then submitted to the advertising agency. The bid includes the cost of shooting locations, actors (if applicable), technical personnel, props and sets, and other production materials.

       The advertising agency selects the production company. Several factors contribute to this decision such as the director's creative ideas about how the commercial would be shot, the bid submitted by the production company, the reputation of the director and the relationship between the agency, advertiser and production company.

       Pre-Production.  Once the commercial is "awarded", the production
       ---------------
  company enters the pre-production period. The production company hires a line producer who works with the director to produce the commercial. Locations are selected; sets are designed and built; props fabricated or procured; and, if applicable, characters are cast and wardrobe selected. At a formal meeting preceding the principal photography, the advertising agency approves all of the creative choices made in preparation for filming.

       Principal Photography.  Principal photography can require from one day
       ----------------------
  to a month depending upon the number of commercials shot and the technical complexity of the commercial. The Company engages independent contractors and crews on a commercial-by-commercial basis to perform the tasks involved in the production of the commercial. Typically, for a one-spot commercial, principal photography will last one to two days.

       Throughout the process, the advertising agency and/or the client's personnel approve each scene as it is shot.

       The commercial is shot on motion picture film which is developed at a laboratory. The developed images are then viewed by the advertising agency, the client and the production company.

       Post-Production.  The post production process involves editing the film
       ----------------
  footage and sound (which may or may not be recorded during production) through color correction of the final video. This process may also involve voice-over, titles, music and special effects. While the commercial television director may or may not be an active part of the post production process, the director of music videos does take on the post production responsibility.

       Most often the advertising agency independently edits the commercial.
  The production company director may attend the editorial sessions and may be responsible for providing a first cut for the advertising agency. The edit is then completed and approved by the advertising agency and the client. Most typically, the Company is not involved in the post production process.

       The post production phase for music videos is more akin to movie production than commercial production with respect to the involvement of the director. The director plays an active role in the complete process, delivering to the artist or record company a complete and totally finished product.

  FINANCING THE PRODUCTION OF COMMERCIALS

       The bid submitted to the client takes one of three forms: a "firm" bid", a cost plus fixed-fee" bid, or a "cost plus" bid. If a commercial is produced within the framework of a "firm" bid, the production company is responsible for variations within the budget. If the commercial is filmed under a "cost plus/fixed-fee" bid, production costs are charged to the client as incurred within the limits of the budget and the production company receives a predetermined fixed fee for its work. If the commercial is filmed under "cost plus" bid, production costs are charged to the client as incurred within the limits of the budget and the production company receives a percentage of the final costs for its work.

       Despite the differences in the structure of the forms of bid, the risk of cost overages to the Company of a "firm" bid as opposed to a "cost plus/fixed-fee" bid or a "cost plus" bid are not substantially different because the Company is responsible for unapproved cost overages that exceed the budget. During fiscal 1996, approximately 95% of the Company's television commercial productions were "firm" bid and approximately 5% were "cost plus/fixed-fee" bid or "cost plus". This increased from approximately 92% "firm" bid and decreased from approximately 8% "cost plus/fixed-fee" bid or "cost plus bid during fiscal 1995.

       The production company and the producer of the commercial carefully monitor costs throughout the filming process. The agreed upon bid is sometimes altered because the agency, client and director agree upon a new creative option or because of unexpected occurrences such as inclement weather.

       In most circumstances, the Company bills the advertising agency for 33% - 70% of the entire budget as stated in the bid, to be paid in advance or on the first day of principal photography. The remainder of the contract price is generally paid in one or more installments by the agency within 30 to 120 days after completion of principal photography.

  EMPLOYEES

       The Company employs 55 persons on a full-time basis. Additionally, the Company has 33 directors of commercials under contract most of whom are independent contractors and 13 salespersons, some of whom are independent contractors. Of such persons, 9 are officers or other senior executives of the Company. The Company does not anticipate any material change in the number of its full-time employees in the near future. None of the Company's full-time employees are represented by a labor union and the Company believes that it has good relationships with its employees.

       The Company, through certain of it's subsidiaries, is a party to collective bargaining agreements with the Directors Guild of America, Screen Actors Guild and the International Alliance of Theatrical Stage Employees. Other than these collective bargaining agreements, the Company is not a party to any collective bargaining agreements. It is possible that some of the Company's future business activities will be affected by the existence of collective bargaining agreements because many of the performing artists and technical personnel, such as cameramen and film editors, that it employs on a free-lance basis are members of unions who are parties to collective bargaining agreements. The extent to which collective bargaining agreements may affect the Company in the future is not determinable. Industry strikes in the future by members of these unions could delay or disrupt the Company's activities.

  COMPETITION

       The television commercial production industry is a highly fragmented $2 billion dollar industry, with most of the Company's competitors being relatively small operations. The Company's large director roster with its range of creative ability, expertise and wide experience coupled with the Company's reputation, advertising agency relationships and financial strength, provide the Company with a competitive edge.

       Due to the fragmentation of the competition in this industry, it is possible for the Company to increase market share even if the market should contract. Since the market is approximately $2 billion, with no company currently having more than 3%, there is potential for significant growth.

       There is no one commercial production company or group of companies that dominates the industry. Harmony Holdings, Inc. believes it is the largest company in the industry. There are no published or reliable sources of information on other television commercial production companies with which to make a comparison. The leaders in the business are, in general, larger companies like Harmony Holdings Inc., such as: Propaganda Films, Partners USA, Ridley Scott Associates (RSA) and Industrial Light and Magic.

ITEM 2.   PROPERTY


PROPERTIES AND FACILITIES

       The Company leases the following properties:


COMPANY / ADDRESS                             TERM OF LEASE              SUMMARY OF RENTAL RATES
- ------------------------------------------------------------------------------------------------------
Harmony Holdings, Inc. (Office)           2/1/95 - 1/31/2000             Years 1-3: $7500/month
1990 Westwood Blvd. Suite 310                                            Remainder $8,250/month
Los Angeles, California 90025
                                                                         Years 1-3: $1,875/month
Space extension                           4/1/95 - 1/31/2000             Remainder $2063/month
- ------------------------------------------------------------------------------------------------------
Harmony Pictures, Inc. (Office)           12/1/94 - 11/30/2001           $10,530/month
6806 Lexington Ave.                                                      6/1/97:  Increase of 7-1/2%
Hollywood, California 90038                                              12/1/99: Increase of 7-1/2%
- ------------------------------------------------------------------------------------------------------
Curious Pictures Corporation (Office      1/1/94 - 12/31/2003            Years 1-4: $11034/month
 and Production)                                                         Remainder: $11979/month
440 Lafayette Street                                                     Annual rent increase of 3 1/2%
New York, New York 10003

Curious Pictures Corporation              4/1/95 - 3/31/97               Year one:  $3,300/month
 (Production)                                                            Year two:  $3,400/month
48 Great Jones Street
New York, New York 10003
- ------------------------------------------------------------------------------------------------------
The End, Inc. (Office)                    Suite 400: 5/1/94 - 4/30/97    Monthly:   $5,425
8060 Melrose Avenue 4th floor             Suite 200: 5/1/94 - 4/30/97               $1,020
Los Angeles, California 90046             Suite 205: 4/1/95 - 4/30/97               $1,948
                                          Suite 215: 4/1/95 - 4/30/97               $  775
                                          Suite 230: 12/1/94 - 4/30/97              $  859
- ------------------------------------------------------------------------------------------------------
Harmony Media Communications, Inc.        4/1/95 - 1/31/2000             Years 1-3: $1,875/month
 (Office)                                                                Remainder $2063/month
1990 Westwood Blvd. Suite 310
Los Angeles, California 90025
- ------------------------------------------------------------------------------------------------------
Harmony Pictures, Inc.                    1/1/94 - 10/23/98   1995       $10,429/month
The End, Inc.(Office)                                         1996       $10,742/month
119 5th Avenue. 6th floor                                     1997       $11,064/month
New York, New York 10017                                      1998       $11,396/month
- ------------------------------------------------------------------------------------------------------

       The Company also leases storage facilities in New York, New York; Los Angeles, California; and Sun Valley, California.

       The Company believes that its current facilities are sufficient for its immediate needs.

  ITEM 3.  LEGAL PROCEEDINGS

       A lawsuit was filed on March 22, 1996, (served August 12, 1996) in
  Superior Court of the State of California, County of Los Angeles,   Case
  Number BC146878. A wrongful death claim has been made by the estate of Henry Gillermo Urgoiti, his wife and three children for an accident that occurred during the filming of a music video in August, 1995. The complaint contains six causes of action, three causes for negligence, one cause for negligent product liability, one cause for strict liability and one cause for breach of warranty. Harmony Holdings, Inc., has been named in all six causes of action, Harmony Pictures Inc., The End Inc. and three of it's employees have been named in one of the negligence claims. Other defendants include Southern California Edison, Virgin Records America, Inc. Bell Helicopters and Helinet Aviation Services. Management has been advised by the Company's insurance broker that there is adequate insurance to cover any damages assessed against the Company.

       The Company is not a party to any other material legal proceedings.


  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Upon the completion of the Company's initial public offering in November 1991, its Common Stock began trading on NASDAQ under the symbol "HAHO". The following table sets forth the high and low bid (or trade) price per share of the Common Stock for the fiscal periods indicated, as provided to the Company in monthly reports from NASDAQ.



Fiscal Year - 1995:
- -------------------               High        Low
Quarter Ended                     Bid         Bid
- -------------                     ---         ---
September 30, 1994                3.75        2.75
December 31, 1994                 3.50        2.88
March 31, 1995                    3.75        2.69
June 30, 1995                     4.19        3.38

       The quotations may include inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


Fiscal Year - 1996:
- -------------------               High        Low
Quarter Ended                     Bid         Bid
- -------------                     ---         ---
September 30, 1995                3.63        1.63
December 31, 1995                 2.63        1.38
March 31, 1996                    2.56        1.38
June 30, 1996                     2.88        1.91

       On September 16, 1996, the closing bid and asked prices were $1.69 and $1.81 and the last trade was $1.81. On such date there were 74 holders of record of the Common Stock.

       The Company has never declared or paid cash dividends on its Common Stock. The current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid in the foreseeable future.

  ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data of the Company is set forth below (000's omitted except for per share data). This selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements included elsewhere in this Annual Report on Form 10-K.

  STATEMENT OF OPERATIONS DATA:


                                      YEAR        YEAR        YEAR        YEAR        YEAR
                                     ENDED       ENDED       ENDED       ENDED       ENDED
                                    6/30/96     6/30/95     6/30/94     6/30/93     6/30/92
- --------------------------------------------------------------------------------------------
Contract revenue                     $60,415     $61,227     $42,602     $24,786     $18,558
Cost of production                    51,041      50,920      35,291      20,299      14,759
                                     -------     -------     -------     -------     -------
Gross profit                           9,374      10,307       7,311       4,487       3,799
Selling expenses                       3,001       2,808       2,223       1,518         465
Operating expenses                     6,639       7,161       6,286       5,940       3,005
Depreciation and amortization            564         528         399         323         262
Abandoned projects                       652           0           0           0           0
Litigation expense (1)                   200         486           0           0           0
Severance salaries                       186           0           0           0           0
                                     -------     -------     -------     -------     -------
Income (loss) from operations         (1,868)       (676)     (1,597)     (3,294)         67
Interest income (expense), net          (243)         (9)         23          88          25
Income (loss) before taxes            (2,111)       (685)     (1,574)     (3,206)         92
Income tax expense                        20           0           0           0          22
                                     -------     -------     -------     -------     -------
Net income (loss)                    $(2,131)    $  (685)    $(1,574)    $(3,206)    $    70
                                     =======     =======     =======     =======     =======
Net income (loss) per share           $(0.37)     $(0.12)     $(0.30)     $(0.84)      $0.03
Average shares outstanding             5,692       5,567       5,316       3,800       2,765

(1) The Company has reclassified litigation expense from the prior year shown as non operating to current year shown as an operating expense.



BALANCE SHEET DATA
                                 6/30/96    6/30/95    6/30/94    6/30/93    6/30/92
- ------------------------------------------------------------------------------------
Cash                            $    447   $    230   $    663   $  1,917   $  1,268
Current assets                     4,986      7,707      5,487      5,522      3,072
Goodwill, net (1)                  2,969      3,181      3,393      3,611      3,560
Total assets                       9,687     12,955     10,345      9,950      6,900
Current liabilities                5,382      6,196      3,931      4,325      1,826
Subordinated notes payable             0        385          0          0          0
Total liabilities                  5,382      6,581      3,931      4,325      1,826
Stockholders '  equity          $  4,304   $  6,374   $  6,414   $  5,625   $  5,075

  (1) The goodwill is primarily associated with the acquisition of Harmony and Melody by Ventura. See Note 1 of "Notes to Consolidated Financial Statements".

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  GENERAL

       The Company is primarily engaged in the production of television commercials. Contract revenues are recognized using the percentage of completion method.

       The Company's revenues have remained stable in recent years, due primarily to management's goal of increasing profit margin. Management of the Company has instituted and is actively pursuing a number of measures to increase production efficiencies and decrease operating overhead in order to continue increasing gross profits as a percentage of revenues and to increase net income. The particular approaches or measures to increase profitability include the following: revision of contractual arrangements with commercial television directors to reduce the level of profit participation by such directors with respect to individual commercial projects; increased utilization of staff production personnel (as opposed to freelance personnel) to reduce related costs of production; efforts to discourage the acceptance of new projects on terms that are likely to result in low gross profit margins; and a restructuring of sales commission arrangements to effect a sliding scale reduction in such commissions that corresponds to reduced levels of profitability of particular projects. During 1996, the Company ceased operations of two businesses and several ventures that were not showing a profit or potential for profit in the foreseeable future.


   SEASONALITY

       There is not a consistent pattern to the level of monthly business from one year to the next. During the year ended June 30, 1996, revenue was the highest during the third quarter which was consistent with the prior year. The Company is not aware of any seasonal factors which may affect the comparability of the results of operations as set forth on the following page.

  Year Ended June 30, 1996 as Compared with Year Ended June 30, 1995
  ------------------------------------------------------------------

       For the year ended June 30, 1996, revenues decreased by approximately 1%, or $812,124, to $60,414,694 from $61,226,818 for the year ended June 30, 1995.
  In the television commercial production industry, commercial production contracts are awarded based on many factors, including the expertise, reputation and creative vision of the directors associated with the television commercial production company. The companies that ceased operations during 1996 accounted for $4,223,325 or 7% of the Company's revenue.

       Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production for the year ended June 30, 1996, increased by approximately .2%, or $120,507, to $51,040,839 from $50,920,332 for the year ended June 30, 1995. Expressed as a percentage of revenues, cost of production for fiscal 1996 was approximately 84% compared with 83% for fiscal 1995, and resulted in a gross profit percentage of approximately 16% and 17%, respectively. The fact that cost of production and gross profit remained steady for the year ended June 30, 1996, was primarily due to management's continuing efforts to reduce costs and maximize it's purchasing power, countered by the increased competitive factors within the commercial production industry. Cost of production for operations ceased during the year was $4,120,503 expressed as a percentage of revenue was 98% and resulted in a gross profit of 2%.

       Selling expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of commercial contracts. Selling expenses for the year ended June 30, 1996, increased to $3,000,549 from $2,807,902 for the year ended June 30, 1995 representing an increase of $192,647. Selling commissions decreased by $30,221, while other selling expenses increased by $222,868, $120,101 of the increase in other selling expenses was attributable to an increase in costs incurred for speculation commercials produced to enhance existing directors show reels and not as a result of a contract with an advertising agency. Selling expenses for the operations ceased during the year was $201,403 or 7% of the total selling expenses.

       Operating expenses consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. Operating expenses for the year ended June 30, 1996, decreased to $6,638,908 from $7,161,205 for the year ended June 30, 1995, representing a decrease of $522,297 or 7%. $587,651 relates to subsidiaries that have ceased operations. The following account for the primary changes in operating expenses: decrease in salaries $645,000, decrease in entertainment and travel $119,000 and a decrease in office relocation costs $56,000, offset by an increase in outside accounting fees $123,000, increase in bad debts $45,000, increase in legal fees $64,000 and an increase in office expense $88,000.

       Depreciation expense increased for the year ended June 30, 1996, to $564,271 from $528,259 for the year ended June 30, 1995, representing a increase of $36,012. The change is due to the increase in depreciable assets of $336,272 and a one time write off of $24,887 in net book value, of assets, due to the termination of operations of two of the Company's subsidiaries.

       Litigation expense for June 30, 1996, and 1995, relate to the termination of and settlement with a former chief operating officer of the Company, Tara McCarthy. The $486,050 in litigation expense as of June 30, 1995, is net of an expected insurance reimbursement of $283,950 of which $200,000 was reversed as of June 30, 1996.

       The Company has booked a one-time charge to write off the cost of projects that no longer are considered to have a realizable value. The charge includes $245,000 production of an infomercial, $224,000 for a screenplay writing project, $100,000 for a director and salesperson that attempted to start a toy commercial division and approximately, $82,000 for placement of corporate products and a book on tape distribution system.

       Severance salaries are the costs associated with the termination of former employees of the Company.

       Interest income decreased for the year ended June 30, 1996, to $4,644 from $56,346 for the year ended June 30, 1995, representing a decrease of $51,702. The decrease was a result of a less cash held in short term investments.

       Interest expense increased for the year ended June 30, 1996, to $247,663 from $65,314 for the year ended June 30, 1995, representing an increase of $182,349. The increase was a result of borrowings under a line of credit agreement which accounted for $71,631 plus amortized loan fees of $54,072 and interest and amortization of original issue discount for the subordinated debt of $115,604.

       Income tax expense was $20,000 for the year ended June 30, 1996. The tax expense is attributable to state taxes imposed by various states in which the companies conduct business. A full valuation allowance has been established as it is more likely than not that the deferred tax assets will be not realized. During the years ended June 30, 1996, 1995 and 1994, the Company's effective income tax rate varied from the statutory federal tax rate as a result of operating losses for which no tax benefit has been recognized due to the change in the valuation allowance on the net deferred tax asset.

  Year Ended June 30, 1995 as Compared with Year Ended June 30, 1994
  ------------------------------------------------------------------

       For the year ended June 30, 1995, revenues increased by approximately 44%, or $18,625,239, to $61,226,818 from $42,601,579 for the year ended June
  30, 1994. Due to increased sales. The level of revenues earned by the Company from the production of television commercials is, to a large extent, dependent on the number and availability of its commercial television directors. During fiscal 1995, the Company realized growth both within its acquired subsidiaries as well as those formed during the last three years.

       Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production for the year ended June 30, 1995, increased by approximately 44%, or $15,629,256, to $50,920,332 from $35,291,076 for the year ended June 30, 1994. Expressed as a percentage of revenues, cost of production for fiscal 1995 was approximately 83%, the same as fiscal 1994, and resulted in a gross profit percentage of approximately 17% for both years. The fact that cost of production and gross profit remained steady for the year ended June 30, 1995, was primarily due to management's continuing efforts to reduce costs and maximize it's purchasing power, not withstanding the increased competition within the commercial production industry.

       Selling expenses consist of salesman commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of commercial contracts. Selling expenses for the year ended June 30, 1995, increased to $2,807,902 from $2,222,988 for the year ended June 30, 1994, representing an increase of $584,914. Selling commissions increased by $680,505, while other selling expenses decreased by $95,591.

       Operating expenses consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. Operating expenses for the year ended June 30, 1995, increased to $7,161,205 from $6,285,979 for the year ended June 30, 1994, representing an increase of $875,226. This increase was primarily attributable to: $470,000 profit participation included in salary expense relating to three profitable subsidiaries; $180,000 increase in travel and entertainment expenses relating to the higher sales volume; $100,000 increase rent expense relating to expansion of Company facilities; and $125,000 increase in other operating expenses. The decrease in reorganization costs from the prior year was offset by an increase in labor costs of $330,000 and a one time cost of $125,000 relating to the reorganization of the accounting function.

       The $486,050 in litigation expense is net of a insurance reimbursement of $283,950. The majority of the $486,050 in litigation expense relates to an arbitration with a former employee. The Company considers this cost unusual and not in the ordinary course of business and does not believe that the outcome of this matter will have a material adverse effect on the operations of the Company.

       Depreciation expense increased by $129,380 due to the increase in depreciable assets and a one-time write off of $62,428 in net book value, of assets, due to the relocation of the Company's facilities.

       Interest income increased $21,843 during fiscal 1995 due to a better cash management program placed in effect during the fourth quarter of fiscal 1994. Additionally, the companie's excess cash had been held in demand accounts or passbook accounts and a change has been made to invest in a daily liquid money market fund.

       Interest expense increased from zero to $53,448 during fiscal 1995 due to the issue of subordinated notes.

  NEW ACCOUNTING PRONOUNCEMENTS

       Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of " (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

       Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation": (SFAS No. 123) issued by the Financial Accounting Standards Board (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. At the present time, the Company does not plan to change its accounting policy for stock based compensation but will provide the required financial statement disclosures. The Company does not expect adoption to have a material effect on its financial position or results of operations.

       Statements of Financial Accounting Standards No. 125, :"Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125) issued by the Financial Accounting Standards Board
  (FSAB) is effective for transfers and servicing of financial assets and extinguisments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive applications is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.


  LIQUIDITY AND CAPITAL RESOURCES

  Year Ended June 30, 1996 as Compared with Year Ended June 30, 1995
  ------------------------------------------------------------------

       As of June 30, 1996, the Company's current liabilities exceed current assets by $396,296 including cash of $446,740 compared to working capital of $1,510,959, including cash of $229,909 at June 30, 1995. Cash provided by operating activities for the year ended June 30, 1996, increased 131% or $812,192 to $191,544 from cash used in operations of $620,648 for the year ended June 30, 1995. The material increases in the amount of cash provided by operations were $1,445,343 increase in loss from operations; $5,124,793 decrease in billed and unbilled accounts receivable; $3,821,663 decrease in accounts payable and accrued expenses and $810,570 decrease in prepaid expenses and other assets.

       Cash used in investing activities (ie:capital expenditures) for the year ended June 30, 1996, decreased 52% or $369,343 to $336,272 from $705,615 for the year ended June 30, 1995. The decrease was primarily due to a decrease in the amount of capital expenditures.

       Cash provided by financing activities for the year ended June 30, 1996 decreased 60% or $531,836 to $361,559 from $893,395 for the year ended June 30, 1995. The material decrease in the amount of cash provided by financing activities were $446,836 decrease in the proceeds from the issuance of stock, $385,000 decrease in subordinated debt and a $300,000 increase in net borrowings on the line of credit agreement.

       On May 10, 1995, the Company entered into a $3,000,000 asset based revolving line of credit with a bank, with interest at the bank's prime rate plus 1.0% per annum, collateralized by the assets of the Company. The bank's prime rate at June 30, 1996 was 8.25%. The agreement expires October 31, 1996. Borrowing is based upon certain percentages of acceptable receivables. There were $300,000 outstanding on the line of credit as of June 30, 1996. The loan agreement has certain financial covenants, two of which are to maintain profitability on a quarterly basis and maintain a minimum working capital, net of accounts receivable reserves of $1,250,000. As of June 30, 1996, the Company was not in compliance with these requirements and the noncompliance was waived by the bank.

       To the extent that future revenues and related gross profits from these operations do not provide sufficient funds to offset operating costs, the Company's present resources will decrease. The Company, as of June 30, 1996 had entered into various employment agreements with its officers and others which obligate it to make minimum payments of approximately $3,932,209 over the next three years. The payment due are $2,529,876 and $882,333 and $520,000 for the years ended June 30, 1997, 1998 and 1999. Of these amounts $1,911,005 is for administrative personnel and $2,021,204 are for commercial television directors and salespeople. Certain of these agreements provide for additional compensation based on revenues and other items. Other agreements provide for additional compensation based on certain defined operating profits. This additional compensation is payable whether or not the Company has a profit. Some of the television directors who are associated with the Company receive monthly draws against the directors' compensation for production of commercials. The monthly draws equal the minimum guaranteed compensation payable to such directors. Although the draws are recoupable by the Company out of compensation otherwise payable to such directors, such directors are not obligated to repay such draws, if their fees for commercials produced do not exceed the monthly draws that have been paid. Consequently, the Company is obligated to provide compensation to these directors whether or not they are directing commercials. Most of the Company's sales personnel receive monthly draws offset by their earned commissions. During the fiscal year ended June 30, 1996, the Company paid $1,931,359 in such draws to these directors and sales people; they earned $2,580,179 in fees, which sum exceeded the draws advanced by $835,495. On a individual basis some of the directors and sales personnel's fees earned were less then their draws and increased the Company's losses by $158,227.

       Pursuant to a Stock Subscription Agreement entered into in July 1996, the Company sold to Unimedia, S.A., a French company ("Unimedia"), 1,000,000 shares of Common Stock of the Company at a purchase price of $2.00 per share. The purchase price was received by the Company on August 16, 1996, and the certificates representing such shares were issued in the name of Unimedia on August 20, 1996. The shares were not included in an effective Registration Statement under the Securities Act of 1933, as amended ("the "Act"), but were issued pursuant to the exemption set forth in Section 4(2) of the Act and the Rules and Regulations issued thereunder by the Securities and Exchange Commission ("SEC").

        The Company, its Chairman of the Board and Unimedia entered into an agreement dated July 27, 1996, requiring the parties to negotiate in good faith before September 30, 1996, an agreement providing for the sale of all the ordinary shares of Unimedia by the holders thereof in exchange for 10,000,000 shares of Preferred Stock and 10,000,000 shares of Common Stock of the Company. Such an agreement was not negotiated before September 30, 1996, and accordingly the transaction, although previously publicly announced, will not be consummated.

       The Company has no material commitments for capital expenditures and has not made any arrangements for external sources of financing other than what has been disclosed. Management believes that the Company's present cash and other resources are sufficient for its needs for at least the next twelve months.

  Year Ended June 30, 1995 as Compared with Year Ended June 30, 1994
  ------------------------------------------------------------------

       As of June 30, 1995, the Company had working capital of $1,510,959 including cash of $229,909 compared to $1,556,493 including cash of $662,777 at June 30, 1994. Cash used in operating activities for the year ended June 30, 1995 decreased approximately 79% or $2,305,591 to $620,648 from $2,926,239 for the year ended June 30, 1994. The material decreases in the amount of cash used in operations were $888,808 decrease in loss from operations; $1,460,064 increase in billed and unbilled accounts receivable and $2,624,064 increase in accounts payable and accrued expenses. Cash used in investing activities for the year ended June 30, 1995 decreased approximately 2% or $13,892 to $705,615 from $691,723 for the year ended June 30, 1994. Cash provided by financing activities for the year ended June 30, 1995 decreased approximately 62% or $1,470,160 to $893,395 from $2,363,555 for the year ended June 30, 1994. The material decrease in the amount of cash provided by financing activities were $1,717,522 decrease in the proceeds from the issuance of stock and $385,000 increase in subordinated debt.


  INFLATION   Inflation has not had a significant effect on the Company.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS


                                                            PAGE
                                                            -----
  Report of Independent Certified Public Accountants....... 18-19

  Consolidated Balance Sheets as of June 30, 1996
     and 1995..............................................    20

  Consolidated Statements of Operations for the
    years ended June 30, 1996, 1995 and 1994...............    21

  Consolidated Statement of Stockholders' Equity
     for the years ended June 30, 1996, 1995 and 1994......    22

   Consolidated Statements of Cash Flows for the years
     ended June 30, 1996, 1995 and 1994....................    23

  Notes to Consolidated Financial Statements............... 24-33

  Financial Statement Schedule II - Valuation and
     Qualifying Accounts...................................    34

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



  The Board of Directors
  Harmony Holdings, Inc.


  We have audited the accompanying consolidated balance sheets of Harmony Holdings, Inc. as of June 30, 1996 and June 30, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harmony Holdings, Inc. as of June 30, 1996 and June 30, 1995 and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

  Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

  BDO SEIDMAN, LLP


  Los Angeles, California
  August 16, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors
Harmony Holdings, Inc.


We have audited the accompanying consolidated statements of operations, cash flows and stockholders' equity of Harmony Holdings, Inc. for the year ended June 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above of Harmony Holdings, Inc. present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended June 30, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements effective July 1, 1993, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.

COOPERS & LYBRAND, LLP

Sherman Oaks, California
September 16, 1994


HARMONY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
                                                                                                        JUNE 30,         JUNE 30,
                                                                                                       ----------------------------
ASSETS                                                                                                    1996             1995
                                                                                                          ----             ----
Current Assets:
   Cash                                                                                                $   446,740      $   229,909
   Accounts receivable - net of allowance for doubtful account of
    $75,629 and $25,864 (Note 8)                                                                         3,725,404        5,294,213
   Unbilled accounts receivable                                                                            376,811        1,434,402
   Prepaid expenses and other assets                                                                       437,153          748,330
                                                                                                       -----------      -----------

    Total current assets                                                                                 4,986,108        7,706,854

Property and equipment, at cost, less accumulated depreciation and amortization (Note 2)                 1,565,672        1,581,891

Goodwill, less accumulated amortization of $1,242,862 and $1,031,082                                     2,969,446        3,181,226

Other assets                                                                                               165,546          484,974
                                                                                                       -----------      -----------

    Total Assets                                                                                       $ 9,686,772      $12,954,945
                                                                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                                    $ 1,242,517      $ 2,267,134
   Accrued liabilities (Note 7)                                                                          2,087,787        2,815,721
   Deferred income                                                                                       1,367,100        1,113,040
   Bank line of credit (Note 8)                                                                            300,000                0
   Current portion of subordinated notes payable                                                           385,000                0
                                                                                                       -----------      -----------

     Total current liabilities                                                                           5,382,404        6,195,895
Subordinated notes payable (Note 9)                                                                              0          385,000
                                                                                                       -----------      -----------

     Total Liabilities                                                                                   5,382,404        6,580,895

Commitments and contingencies (Note 10)

Stockholders' Equity (Notes 11 and 12):

Preferred Stock, $.01 par value, authorized 10,000,000 shares; none issued

Common stock, $.01 par value, authorized 20,000,000 shares, issued and outstanding
 5,693,198 and  5,660,220                                                                                   56,933           56,608

Additional paid-in capital                                                                              12,735,136       12,673,902
Accumulated deficit                                                                                     (8,487,701)      (6,356,460)

                                                                                                       -----------      -----------

Stockholders' equity                                                                                     4,304,368        6,374,050
                                                                                                       -----------      -----------

Total Liabilities and stockholders' equity                                                             $ 9,686,772      $12,954,945
                                                                                                       ===========      ===========


          See accompanying notes to consolidated financial statements

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED JUNE 30,
                                                   -----------------------------------------------
                                                      1996               1995             1994
                                                      ----               ----             ----
Contract revenues                                  $60,414,694        $61,226,818      $42,601,579
Cost of production                                  51,040,839         50,920,332       35,291,076
                                                   -----------        -----------      -----------
    Gross profit                                     9,373,855         10,306,486        7,310,503
Selling expenses                                     3,000,549          2,807,902        2,222,988
Operating expenses                                   6,638,908          7,161,205        6,285,979
Depreciation and amortization                          564,271            528,259          398,879
Abandoned projects (Note 4)                            651,861                  0                0
Litigation expense (Note 3)                            200,000            486,050                0
Severance salaries (Note 5)                            186,488                  0                0
                                                   -----------        -----------      -----------
    Loss from operations                            (1,868,222)          (676,930)      (1,597,343)
                                                   -----------        -----------      -----------
Interest income                                          4,644             56,346           34,503
Interest expense                                      (247,663)           (65,314)         (11,866)
                                                   -----------        -----------      -----------
Loss before income taxes                            (2,111,241)          (685,898)      (1,574,706)
Income tax expense (Note 6)                             20,000                  0                0
                                                   -----------        -----------      -----------
Net loss                                           $(2,131,241)       $  (685,898)     $(1,574,706)
                                                   ===========        ===========      ===========
Net loss per share                                 $     (0.37)       $     (0.12)     $     (0.30)
Weighted average shares   outstanding                5,692,120          5,567,242        5,315,934

          See accompanying notes to consolidated financial statements

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                            COMMON STOCK
                                            ------------            ADDITIONAL        ACCUMULATED     STOCKHOLDERS'
                                        SHARES       AMOUNT       PAID IN CAPITAL       DEFICIT          EQUITY
                                        ------       ------       ---------------       -------          ------
BALANCE AT JULY 1, 1993                4,635,730     $46,357         $ 9,674,565      $(4,095,856)     $ 5,625,066
Sale of common stock                     791,590       7,916           2,355,639                0        2,363,555
Net loss                                       0           0                   0       (1,574,706)      (1,574,706)
                                       ---------     -------         -----------      -----------      -----------
BALANCE AT JUNE 30, 1994               5,427,320      54,273          12,030,204       (5,670,562)       6,413,915
Sale of common stock                     232,900       2,335             643,698                0          646,033
Net Loss                                       0           0                   0         (685,898)        (685,898)
                                       ---------     -------         -----------      -----------      -----------
BALANCE AT JUNE 30,1995                5,660,220      56,608          12,673,902       (6,356,460)       6,374,050
Sale of common stock                      32,978         325              61,234                0           61,559
Net Loss                                       0           0                   0       (2,131,241)      (2,131,241)
                                       ---------     -------         -----------      -----------      -----------
BALANCE AT JUNE 30,1996                5,693,198     $56,933         $12,735,136      $(8,487,701)     $ 4,304,368
                                       =========     =======         ===========      ===========      ===========

          See accompanying notes to consolidated financial statements

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEARS ENDED JUNE 30,
                                                                   --------------------------------------------
Increase (Decrease) in cash                                            1996            1995            1994
                                                                       ----            ----            ----
Cash flows from operating activities:

Net loss                                                            $(2,131,241)   $  (685,898)     $(1,574,706)
Adjustments to reconcile net loss to cash used by operating
 activities:
Depreciation and amortization                                           564,271        528,259          398,879
Amortization of prepaid interest                                         91,759         42,056                0

Changes in operating assets and liabilities:
Accounts receivable                                                   1,568,809     (1,795,182)      (1,222,802)
Unbilled accounts receivable                                          1,057,591       (703,211)         184,473
Prepaid expenses and other assets                                       311,177       (153,991)        (159,179)
Other assets                                                            227,669       (117,733)        (158,486)
Accounts payable                                                     (1,024,617)       763,302          108,718
Accrued liabilities                                                    (727,934)     1,305,810         (663,670)
Deferred income                                                         254,060        195,940          160,534
                                                                    -----------    -----------      -----------
   Net cash provided by (used in) operating activities                  191,544       (620,648)      (2,926,239)
                                                                    -----------    -----------      -----------
Cash flows from investing activities:
Capital expenditures                                                   (336,272)      (732,259)        (669,613)
Net Loans to Ventura - line of credit                                         0         26,644          (22,110)
                                                                    -----------    -----------      -----------
   Net cash used by investing activities                               (336,272)      (705,615)        (691,723)
                                                                    -----------    -----------      -----------
Cash flows from financing activities:
Proceeds from issuance of stock                                          61,559        508,395        2,363,555
Issuance of subordinated notes payable                                        0        385,000                0
Net Borrowings under bank line of credit                                300,000              0                0
                                                                    -----------    -----------      -----------
   Net cash provided by financing activities                            361,559        893,395        2,363,555
                                                                    -----------    -----------      -----------
Net increase (decrease) in cash                                         216,831       (432,868)      (1,254,407)
Cash, beginning of year                                                 229,909        662,777        1,917,184
                                                                    -----------    -----------      -----------
Cash, end of year                                                   $   446,740    $   229,909      $   662,777
                                                                    ===========    ===========      ===========
Supplemental disclosures of cash flow information:
   Cash paid for interest                                           $    71,631    $    10,632      $    11,867

During fiscal 1995, the Company issued restricted Common Stock with a value of $137,638 to note holders in conjunction with the issuance of subordinated debt.

          See accompanying notes to consolidated financial statements

                            HARMONY HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     ---------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Organization, Business, and Principles of Consolidation
     -------------------------------------------------------

          Harmony Holdings, Inc. ("Company") was incorporated under the laws of the State of Delaware on August 5, 1991 as a wholly owned subsidiary of Ventura Entertainment Group Ltd. ("Ventura"). In connection with the Company's formation and initial capitalization, the Company issued 2,033,330 shares of its common stock to Ventura and Ventura contributed all of the capital stock of its wholly owned subsidiaries, Harmony Pictures, Inc. and Melody Films, Inc. to the Company. During the year ended June 30,1996, the Company had six operating subsidiaries: Harmony Pictures, Inc., Melody Films, Inc., The End, Inc., Velocity Film, Inc., Curious Pictures Corporation and Harmony Media Communications. All significant intercompany accounts and transactions have been eliminated in consolidation. As of June 30, 1994, Ventura owned approximately 27 percent of the Company's common stock. As of June 30, 1995, Ventura had sold its entire interest in the Company.

                       The Company operates in one reportable segment, producing television commercials, music videos and related media.

     Contract Revenues
     -----------------

          The Company produces television commercials and music videos under firm bid or cost plus fixed fee contracts, which are typically less than one month in duration. At June 30, 1996 and 1995, the Company had no long-term contracts. Contract revenues are recognized using the percentage of completion method. The percentage of contract revenues recognized is computed at that percentage of estimated total revenues that incurred costs to date bears to total estimated costs, after giving effect to the most recent estimate of costs to complete. Revisions in costs and revenue estimates are reflected in the period in which the facts which require the revision become known. Deferred income represents amounts billed in excess of revenues earned.

     Property and Equipment
     ----------------------

          Property and equipment are stated at cost. Major improvements and replacements of property and equipment are capitalized. Maintenance and repairs are expensed. Upon retirement or other disposition of property, applicable cost and accumulated depreciation and amortization are removed from the accounts and any gains or losses are included in operations.

          Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the term of the lease or the life of the related improvements, whichever is shorter.

     Reclassifications
     -----------------

          The Company has reclassified litigation expense from the prior year shown as non operating to current year shown as an operating expense.

                            HARMONY HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     ---------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

     Goodwill
     --------

          Goodwill primarily represents the excess of Ventura's purchase price, including additional payments over the fair market value of Harmony Pictures and Melody Films net assets at the date of acquisition. Goodwill is being amortized on a straight line basis over 20 years. The Corporation continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit.

     Income Taxes
     ------------

          Effective July 1, 1993 the Company adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 prescribes the use of the liability method to compute the differences between the tax bases of assets and liabilities and the related financial reporting amounts using currently enacted future tax laws and rates. The liability method replaces the deferred method which focused on differences between financial income and taxable income using the current tax laws and rates.

     Loss Per Share
     --------------

          Loss per share computations are based on the weighted average number of common and common equivalent shares outstanding. Loss per share computations also include the potential dilution resulting from the assumed exercise of stock options and warrants utilizing the treasury stock method when the effect of such common equivalent shares is dilutive.

     Use of Estimates
     ----------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

     New Accounting Pronouncements
     -----------------------------

          Statement of Financial Accounting Standards No. 121, "Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

          Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation": (SFAS No. 123) issued by the Financial Accounting Standards Board (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. At the present time, the Company does not plan to change its accounting policy for stock based compensation but will provide the required financial statement disclosure. The Company does not expect adoption to have a material effect on its financial position or results of operations.

                            HARMONY HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     ---------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

          Statements of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125) issued by the Financial Accounting Standards Board (FSAB) is effective for transfers and servicing of financial assets and extinguisments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive applications is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.

2.   PROPERTY AND EQUIPMENT:

     Property and equipment is summarized as follows:


                                                June 30,
                                        -------------------------
                                           1996          1995
                                        -------------------------
Furniture and fixtures                   $  793,984    $  709,626
Computer equipment                        1,004,781       859,089
Leasehold improvements                      681,721       617,308
                                         ----------    ----------
                                          2,480,486     2,186,023

Less: accumulated depreciation and          914,814       604,132
 amortization
                                         ----------    ----------
                                         $1,565,672    $1,581,891
                                         ==========    ==========

                            HARMONY HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     ---------------------------------------------------------------------------

3.   LITIGATION EXPENSE:

          Litigation expense for June 30, 1996, and 1995, relate the termination and settlement with a former chief operating officer of the Company, Tara McCarthy. The $486,050 in litigation expense as of June 30, 1995, is net of an expected insurance reimbursement of $283,950 of which $200,000 was reversed as of June 30, 1996.

4.   RELATED PARTY TRANSACTIONS:

          During 1994, the Company entered into an informal arrangement to loan money to Ventura to produce an infomercial. As of June 30, 1995, the project had not been completed and costs of approximately, $184,000 are included in other assets. As of June 30 , 1996, the infomercial was determined not to have value and is included in abandoned projects.

          On February 25, 1994, (amended on April 8, 1994) the Company entered into a revolving line of credit arrangement with Ventura. The amount of the note is $700,000 and bears interest at 8% per annum. A $20,000 commitment fee was paid to the Company. As of June 30, 1994, the balance was $22,110 and is included in prepaid expenses and other assets. On August 17, 1994 the note was paid in full.

          On April 15, 1994, the Company entered into an additional revolving line of credit arrangement with Ventura. The amount of the note is $250,000 and bears interest at 8% per annum. A $5,000 commitment fee was paid to the Company for the note and was paid in full on May 12, 1994.

5.   SEVERANCE SALARIES

          Severance salaries are the costs associated with the termination of former employees of the Company.

                            HARMONY HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     ---------------------------------------------------------------------------

6.   INCOME TAXES:

          For the year ended June 30, 1996 income tax expense consisted of state taxes currently payable. For the years ended June 30, 1995 and 1994, the Company had no current and deferred income tax expense.

          The primary component of temporary differences which give rise to the Company's net deferred asset at June 30, is as follows:


                                              1996           1995
                                          --------------------------
Deferred tax assets:
   Net operating loss carry forwards      $ 3,103,000    $ 2,388,000
   Accrued vacation                            63,000              0
   Accounts receivable reserve                 30,000              0
   Prepaid interest                            54,000              0
   Other temporary differences                  7,000         12,000
                                          -----------    -----------
                                            3,257,000      2,400,000
Deferred tax liabilities                      (30,000)       (83,000)
Valuation allowance                        (3,227,000)    (2,317,000)
                                          -----------    -----------
   Net deferred tax asset                 $         0    $         0
                                          ===========    ===========

          A full valuation allowance has been established as it is more likely than not that the deferred tax assets will be not realized.

          During the years ended June 30, 1996, 1995 and 1994, the Company's effective income tax rate varies from the statutory federal tax rate as a result of operating losses for which no tax benefit has been recognized due to the change in the valuation allowance on the net deferred tax asset.

          At June 30, 1996, the Company has federal and California net operating loss carry forwards for tax purposes of approximately $8.2 million and $3.0 million which expire during fiscal year 2011. The Company's ability to utilize the net operating loss carry forwards are dependant upon the Companies ability to generate taxable income in future periods and is limited to $1.3 million per year, due to ownership changes as defined under
     Section 382 of the Internal Revenue Code of 1986 (the "Code"). Any unused portion can be carried forward and utilization of the net operating loss carry forward may be limited in any one year by alternative minimum tax rules.

                            HARMONY HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     ---------------------------------------------------------------------------

7.   ACCRUED LIABILITIES:

     Accrued liabilities consisted of the following:


                                      JUNE 30,
                              -------------------------
                                 1996          1995
                              -------------------------
Accrued production costs       $  806,289    $1,118,296
Accrued director fees             652,983       953,108
Other                             628,515       744,317
                               ----------    ----------
                               $2,087,787    $2,815,721
                               ==========    ==========

8.   BANK LINE OF CREDIT:

          On May 10, 1995, the Company entered into a $3,000,000 asset based revolving line of credit with a bank, with interest at the bank's prime rate plus 1.0% per annum, collateralized by the assets of the Company. The bank's prime rate at June 30, 1996, was 8.25%. The maximum outstanding during the year ended June 30, 1996 was $2,200,000 and the weighted average interest rate paid during the year ended June 30, 1996 was 8.23%. The agreement expires October 31, 1996. Borrowing is based upon certain percentages of acceptable receivables. There was $300,000 outstanding on the line of credit as of June 30, 1996. The carrying amount approximates fair value. The loan agreement has certain financial covenants, two of which are to maintain profitability on a quarterly basis and maintain a minimum working capital, net of accounts receivable reserves of $1,250,000. As of June 30, 1996, the Company was not in compliance with these requirements and the noncompliance was waived by the bank.

9.   SUBORDINATED NOTES PAYABLE:

          The Company has received $385,000 from the issuance of long-term subordinated notes. The notes bear interest at the rate of 7% per annum starting January 10, 1995, and are due upon the earlier of July 10, 1996, or ten days after the closing of the Company's next underwritten public offering of securities. These notes are subordinated to any future institutional lender. Due to the relatively short-term maturity, the carrying amount approximates fair value. These notes were paid on July 10, 1996.

          Additionally, in connection with the issuance of the subordinated notes, 77,000 shares of restricted common stock were issued in February, 1996.

          The value assigned to the restricted stock is recorded as prepaid interest and is being amortized over the period of the subordinated notes.

                            HARMONY HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     ---------------------------------------------------------------------------

10.  COMMITMENTS AND CONTINGENCIES:

          The Company is a party to a number of noncancelable operating lease agreements involving buildings and equipment which expire at various dates. The future minimum lease commitments as of June 30, 1996 are as follows:

          1997                         $  645,448
          1998                            532,486
          1999                            468,000
          2000                            372,154
          2001                            289,773
          Thereafter                      420,214
                                       ----------
          Total minimum payments       $2,728,075
                                       ==========


          Total rental expense for the years ended June 30, 1996, 1995 and 1994 aggregated $696,110, $670,285 and $574,425.

          The Company has entered into various employment agreements with its officers and others which obligate it to make minimum payments of approximately $3,932,209 as of June 30, 1996. Of this amount $1,911,005 is for administrative personnel and $2,021,204 are for television directors and salespeople. Certain of these agreements provide for additional compensation based on revenues and other items. Other agreements provide for additional compensation based on certain defined operating profits. This additional compensation is payable whether or not the Company has a profit. Some of the directors who are associated with the Company receive monthly draws against the directors' compensation for production of commercials. The monthly draws equal the minimum guaranteed compensation payable to such directors. Although the draws are recoupable by the Company out of compensation otherwise payable to such directors, such directors are not obligated to repay such draws, if their fees for commercials produced do not exceed the monthly draws that have been paid. Consequently, the Company is obligated to provide compensation to these directors whether or not they are directing commercials. Most of the Company's sales personnel receive monthly draws offset by their earned commissions. During the fiscal year ended June 30, 1996, the Company paid $1,931,359 in such draws to these directors and sales people; they earned $2,580,179 in fees, which sum exceeded the draws advanced by $835,495. On a individual basis some of the directors and sales personnel's fees earned were less then their draws and increased the Company's losses by $158,227.

          A lawsuit was filed on March 22, 1996, (served August 12, 1996) in Superior Court of the State of California, County of Los Angeles, Case Number BC146878. A wrongful death claim has been made by the estate of Henry Gillermo Urgoiti, his wife and three children for an accident that occurred during the filming of a music video in August, 1995. The complaint contains six causes of action, three causes for negligence, one cause for negligent product liability, one cause for strict liability and one cause for breach of warranty. Harmony Holdings, Inc., has been named in all six causes of action, Harmony Pictures Inc., The End Inc. and three of it's employees have been named in one of the negligence claims. Other defendants include Southern California Edison, Virgin Records America, Inc. Bell Helicopters and Helinet Aviation Services. While it is to early in the discovery process to assess economic risk or insurance coverage. Management has been advised by the Company's insurance broker that there is adequate insurance to cover any damages assessed against the Company.

                            HARMONY HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     ---------------------------------------------------------------------------

11.  STOCKHOLDERS' EQUITY:

          At June 30, 1996, the Company had 329,050 class C Warrants outstanding. Each C Warrant is exercisable through December 15, 1996 into one share of common stock at a price of $2.31 each.

12.  STOCK OPTION PLAN:

          The Company adopted a Stock Option Plan on August 7, 1991, as amended in December, 1995. The purpose of the Stock Option Plan is to secure for the Company and its stockholders the benefits arising from stock ownership by selected employees of the Company as the Board of Directors of the Company (the "Board"), or a committee thereof constituted for that purpose, may from time to time determine.

          The Stock Option Plan provides for the granting of an aggregate of incentive and non-incentive options to purchase a maximum of 3,250,000 shares of the Common Stock. The Stock Option Plan authorizes the grant of options to employees intended to qualify as incentive stock options ("Incentive Options") under Section 422 of the Code, and the grant of options which do not qualify ("Non-Qualified Options") as incentive stock options under Section 422 of the Code.

          The Stock Option Plan is currently administered by the Board. The Board, subject to the provisions of the Stock Option Plan, has full power to select the individuals to whom awards will be granted, to fix the number of shares that each optionee may purchase, to set the terms and conditions of each option, and to determine all other matters relating to the Stock Option Plan. The Stock Option Plan provides that the Board will select grantees from among full-time employees, officers, directors and consultants of the Company or its subsidiaries, and individual or entities subject to an acquisition or management agreement with the Company.

          The option exercise price of each option shall be determined by the Board, but shall not be less than 100% of the fair market value of the shares on the date of grant in the case of Incentive Options and not less than 85% of the fair market value of the shares on the date of grant in the case of Non-Qualified Options granted to employees. No Incentive Options may be granted to any employee who owns at the date of grant stock representing in excess of 10% of the combined voting power of all classes of stock of the Company or of a parent or a subsidiary unless the exercise price for stock subject to such options is at least 110% of the fair market value of such stock at the time of grant and the option term does not exceed five years.

          The term of each option shall be fixed by the Board and may not exceed ten years from the date of grant. If a participant who holds options ceases, for any reason, to be an employee, consultant or director of otherwise affiliated with the Company (the "Termination"), the option expires 90 days after the Termination. Notwithstanding the foregoing, in the event of Termination due to the optionee's death or incapacity, the option will terminate 12 months following the date of such optionee's death or incapacity. Options granted under the Stock Option Plan may be exercisable in installments. The aggregate fair market value of stock with regard to which Incentive Options are exercisable by an individual for the first time in any calendar year may not exceed $100,000.

          Upon the exercise of options, the option exercise price must be paid in full, either in cash or other form acceptable to the Board, including delivery of a full recourse promissory note, delivery of shares of Common Stock already owned by the option holder or delivery of other property. Unless terminated earlier, the Stock Option Plan will terminate on August 7, 2001.

                            HARMONY HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     ---------------------------------------------------------------------------

12.  STOCK OPTION PLAN CONTINUED:

          As of June 30, 1996, the Company had granted options under the Stock Option Plan at exercise prices ranging from $2.00 to $6.00 per share to acquire a total of 1,920,050 shares of Common Stock, of which 60,300 have been exercised and 475,000 are currently exercisable.

          The following table contains information concerning the Stock Option Plan for the years ended June 30, 1996, 1995 and 1994:


                                 STOCK OPTIONS
                          1996      1995       1994
                          ----      ----       ----
Options Granted          215,750   375,500   1,300,550

Options exercised            300    20,550      59,750

Options Exercisable      475,000   540,400     273,150

          The Company has also granted an aggregate of 1,154,500 other stock options which expire through February 12, 2001, and are exercisable at prices ranging from $1.50 to $5.75 per share, of which 491,500 have been exercised and 262,000 are exercisable. None of these options were granted pursuant to the Stock Option Plan.

          Activity for the years ended June 30, 1996, 1995 and 1994 is as follows:


                                STOCK OPTIONS
                          1996      1995      1994
                          ----      ----      ----
Options Granted          229,000   166,500   743,000

Options exercised              0         0   491,500

Options Exercisable      262,000    85,000   145,000

13.  BUSINESS SEGMENT INFORMATION:

          The Company operates in one reportable segment, producing television commercials, music videos and related media. The Company grants credit to advertising agencies, principally based in the United States. One customer accounted for 15% and 13% of revenues in fiscal 1995 and 1994, respectively. During fiscal 1996 no one customer accounted for more than 10% of revenues.

14.  CONCENTRATION OF CREDIT RISKS:

          The Company's cash is deposited with various financial institutions, and are insured up to a maximum of $100,000 at each institution by the Federal Deposit Insurance Corporation ("FDIC"). At June 30, 1996, the Company's deposits with two financial institutions exceed the maximum amount insured by the FDIC by $568,134 as of June 30, 1996. Two customers accounted for 20% and 11% of accounts receivable as of June 30, 1996.

15.  SUBSEQUENT EVENT:

          Pursuant to a Stock Subscription Agreement entered into in July 1996, the Company issued 1,000,000 shares of common stock for $2.00 per share.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                   BALANCE AT         ADDITIONS CHARGED     DEDUCTIONS   BALANCE AT
                                BEGINNING OF YEAR   TO COSTS AND EXPENSES                END OF YEAR
             ---------------------------------------------------------------------------------------
              1995
              Allowance for
              doubtful
              accounts                    0               25,864               0          25,864

              1996
              Allowance for
              doubtful
              accounts               25,864               49,765               0          75,629


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

                                  MANAGEMENT


PART III

                                  MANAGEMENT


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to each of the Directors and executive officers of the Company at June 30, 1996:

       NAME               AGE             POSITION WITH THE COMPANY
       ----               ---             -------------------------
Harvey Bibicoff           57          Chairman of the Board, Chief Executive
                                      Officer, Director and Acting Chief
                                      Executive Officer and President of Harmony
                                      Pictures, Inc.

Brian Rackohn             36          Chief Financial Officer, Secretary

Stephen Oakes             41          President of Curious Pictures, Inc.

Elizabeth Silver          35          President of The End, Inc.

Ivan Berkowitz            50          Director

Harry Shuster             60          Director

     Harvey Bibicoff has served as Chief Executive Officer since January 19, 1996, and as Chairman of the Board of Directors and as a director of the Company since August 1991. Since May 1996, Mr. Bibicoff has acted as Chief Executive Officer of Harmony Pictures, Inc. Mr. Bibicoff served as the Chairman of the Board, Chief Financial Officer, Secretary and as a director of Ventura from May 1988 through April 1995. From 1989 until March 1995, he served as an officer and director of The Producers Entertainment Group Ltd., a subsidiary of Ventura whose stock is traded on NASDAQ as "TPEG". Since 1981, Mr. Bibicoff has been the sole shareholder of Bibicoff & Associates, Inc., a financial consulting firm that is engaged in the representation of public companies in their relationships with the investment banking and brokerage communities. Mr. Bibicoff received a Bachelor of Science degree from Bowling Green State University in 1960 in business and finance and a J.D. degree from Columbia University School of Law in 1963. He was previously admitted to the practice of law in New York State.

     Brian Rackohn has been the Chief Financial Officer of the Company since March 1994 and Secretary since December 1, 1995. Previously, Mr. Rackohn served five years as the General Manager and Chief Financial Officer of Superior Stamp & Coin Co., Inc. of Beverly Hills, California. Mr. Rackohn is a California CPA (December 1984) and spent seven and one-half years in public practice, including being employed by the national accounting firm of Deloitte & Touche. Mr. Rackohn received a Bachelor of Science degree in business administration with an emphasis in accounting from California State University Northridge in 1982. Mr. Rackohn is a member of the California Society of CPAs and the American Institute of CPAs.

     Stephen Oakes has been President of Curious Pictures Corporation since January 1993. Prior to that, Mr. Oakes founded Broadcast Arts in 1981. He has directed over 270 mixed-media commercials, was creative director and producer for the original season of "Pee-Wee's Playhouse" for CBS, and was designer, director or producer of on-air graphics and program openings for networks and cable groups, including CBS, MTV, HBO, Cinemax and Showtime.

     Elizabeth Silver has been President of The End, Inc. since April 1993. Ms. Silver founded The End, Inc. along with The End's Vice President and Senior Executive Producer, Luke Thornton, in March 1991. Previously, Ms. Silver and Mr. Thornton headed several major production companies' music video divisions. Ms. Silver and Mr. Thornton each have over a decade of musical film production and programming experience. They have produced over 400 music videos, long-form home video, television specials, documentaries and a feature film. Their efforts have been awarded numerous honors, including MTV Music Video Awards for Best Conceptual Video, Best New Artist and Billboard Award for Best Video.

     Ivan Berkowitz has served as Managing General Partner of Steib & Company, an investment partnership based in New York, New York, since 1993. In addition, Mr. Berkowitz acts as President of Great Court Holdings Corporation and is Chairman of Migdalei Schekel, also investment companies, located in New York and Tel Aviv, respectively, positions which he has held since 1989 and 1990, respectively. Mr. Berkowitz is also a Director of Polyvision Corp., a company engaged in the information display, and Propierre I, a Paris, France, mutual fund.

     Harry Shuster has been Chairman of the Board, President and Chief Executive Officer of United Leisure Corporation, a publicly-traded company, for over 20 years. Mr. Shuster also acts as an independent consultant and as chairman of the board, president and chief executive officer of United Restaurants, Inc., a publicly-traded restaurant owner-operator company founded in 1993, whose offices are located in Los Angeles, California. In 1990, Lion Country Safari, Inc. California, a subsidiary of United Leisure Corporation, in connection with major litigation with its landlord, was forced to seek protection under the United States Bankruptcy Code by the filing of a Petition for Reorganization under Chapter 11 of such Code. By filing the Petition, the subsidiary was able to protect its assets from the claims of the landlord and finally obtained a jury verdict in excess of $42 million against the landlord. A new trial of this matter has been ordered, but the Petition for Reorganization has been dismissed by stipulation between the parties.

     As a result of the recent resignation of Jonathan Miller as a Director, there is now a vacancy on the Company's Board of Directors. Such vacancy may be filled, for the remainder of the current term, by the remaining members of the Board.

     Directors of the Company are elected to an annual term that expires at the Company's annual meeting of stock holders. There are no family relationships between any of the officers and Directors.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation paid or awarded to the Chief Executive Officer and each of the four most highly compensated executive officers of the Company whose aggregate cash compensation exceeded $100,000 for all services rendered to the Company and its subsidiaries in its fiscal years ended June 30, 1996, 1995 and 1994:

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG TERM
                                                                                          COMPENSATION
                                                                                             AWARDS
                                                                                          ------------
                                       FISCAL YEAR    SALARY       BONUS        OTHER     OPTIONS/SARS
    NAME AND PRINCIPAL POSITION           ENDED       AMOUNT       AMOUNT      AMOUNTS      (NUMBER)
    ---------------------------        -----------   --------      ------      -------    ------------
Gary Horowitz, CEO(1)                  1996          $181,042           --          --       225,000 (6)
                                       1995           302,500     $ 25,000    $     --       150,000 (4)
                                       1994           213,000           --      90,000 (2)   250,000 (4)

Harvey Bibicoff, Chairman(3)           1996           165,000           --          --            --
                                       1995           165,288           --          --            --
                                       1994           170,313           --          --       250,000

Jonathan Miller (5)                    1996           250,000      235,172          --            --
President, Harmony Pictures, Inc.      1995           302,077       20,000                   100,000
                                       1994           108,200           --          --            --

Brian Rackohn, CFO, Secretary          1996           114,900           --          --            --
                                       1995           101,923           --          --        25,000
                                       1994            35,019           --          --        25,000

- --------------------

(1)  On January 19, 1996, the Company terminated Mr. Horowitz.
(2)  Payment for consulting services prior to becoming CEO.
(3) On January 19, 1996, Mr. Bibicoff became the interim CEO of the Company as a result of Mr. Horowitz's termination.
(4)  Retired during 1996 fiscal year.
(5)  On June 30, 1996, Mr. Miller's contract expired and was not renewed.
(6) On August 15, 1996, Mr. Horowitz exercised a put to Mr. Bibicoff for all 225,000 options that was part of the settlement agreement.

Stock Option Grants in Fiscal Year ended June 30, 1996. The following table contains information concerning the grant of stock options under the Stock Option Plan to the Named Executive Officers, as that term is defined by Rule 402(a)(3) of Regulation S-K of the Rules and Regulations adopted by the SEC under the Act, in the fiscal year ended June 30, 1996:


            STOCK OPTIONS/GRANTS IN FISCAL YEAR ENDED JUNE 30, 1996


                                                                    POTENTIAL REALIZABLE
                                                                      VALUE AT ASSUMED
                                                                       ANNUAL RATES OF
                                                                         STOCK PRICE
                                                                        APPRECIATION
                   INDIVIDUAL GRANTS                                   FOR OPTION TERM
                   -----------------                                   ---------------
                           % OF TOTAL
                            OPTIONS
                 OPTIONS   GRANTED IN    EXERCISE     EXPIRATION
 NAME            GRANTED   FISCAL YEAR     PRICE         DATE           5%        10%
 ----            -------   -----------   -----------  ----------     -------    --------
Gary Horowitz    225,000       51%          $1.50      02/12/01      $93,000    $206,000

Stock Option Exercises in Fiscal Year ended June 30, 1996 and Option Values at June 30, 1996. The following table provides information on the Named Executive Officers' unexercised options at June 30, 1996. None of the Named Executive Officers exercised any options during the fiscal year ended June 30, 1996:


                      STOCK OPTION VALUES AT JUNE 30, 1996

                        FOR THE YEAR ENDED 6/30/96

NAME                  SHARES ACQUIRED   DOLLAR VALUE     NUMBER OF              VALUE OF
                       FROM OPTIONS     REALIZED ON     UNEXERCISED           IN-THE-MONEY
                         EXERCISED        EXERCISE     OPTIONS/SARS           OPTIONS/SARS
                                                       AT FY-END (#)          AT FY-END ($)
- -------------------------------------------------------------------------------------------------
Gary Horowitz               0               0             275,000 (e)           141,750 (e)
Harvey Bibicoff             0               0             275,000 (e)                 0 (e)
Jonathan Miller             0               0             100,000 (e)                 0 (e)
Brian Rackohn               0               0              37,500 (e)                 0 (e)
                                                           12,500 (ue)                0 (ue)

EXERCISABLE (E)
UNEXERCISABLE (UE)

COMPENSATION OF DIRECTORS

     No fees were paid to members of the Board of Directors of the Company who are also officers or employees of the Company for their services as members of the Board of Directors. No options were issued to the Company's non-officer or non-employee Directors during the fiscal year ending June 30, 1996. It is the policy of the Company to reimburse all Directors for reasonable travel and lodging expenses incurred in attending meetings of the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company currently has no Compensation Committee or other Board Committee performing equivalent functions. Mr. Horowitz and Mr. Bibicoff, both of whom were officers and employees of the Company, participated in deliberations of the Board of Directors of the Company concerning executive officers' compensation during the fiscal year ended June 30, 1996.


EMPLOYMENT AGREEMENTS

         On July 1, 1994, Jonathan Miller entered into a two-year employment contract with the Company, which expired on June 30, 1996. Under the agreement, Mr. Miller earned a salary of $250,000 and received a $20,000 signing bonus. Additionally, he was granted five-year stock options to purchase 100,000 shares of the Common Stock at an exercise price of $3.00 per share. Mr. Miller has a bonus plan in which he was be paid a bonus of 15% of the pre-tax profits of Harmony Pictures if the pre-tax profits exceed $250,000, and 20% if they exceed $500,000. There was no bonus due for fiscal 1996 and $235,172 was paid for fiscal 1995.

         On December 1, 1995, Mr. Rackohn entered into a one-year employment contract with the Company which expires on December 31, 1996. Under the contract, Mr. Rackohn earns a salary of $123,800.

         On May 2, 1994, Mr. Bibicoff entered a four-year employment contract with the Company, which expires on June 30, 1998, unless extended, based on the contractual provisions. Mr. Bibicoff earns a salary of $165,000 and was granted five-year options to purchase 250,000 shares of the Company's Common Stock at an exercise price of $2.50 per share.

         Mr. Horowitz was employed under an agreement that was to expire on June 30, 1997. Mr. Horowitz earned a salary of $325,000 per year, received a $25,000 bonus. On January 19, 1996, the Company terminated the services of Mr. Horowitz as its President and Chief Executive Officer.


STOCK OPTIONS

         The Company has a Stock Option Plan, which was adopted on August 7, 1991, and amended at the 1996 Annual Meeting of Shareholders held in December 1995. The purpose of the Stock Option Plan is to secure for the Company and its stockholders the benefits arising from stock ownership by selected employees of the Company or its subsidiaries as the Board of Directors of the Company (the "Board"), or a committee thereof constituted for that purpose, may from time to time determine.

         The Stock Option Plan provides for the granting of an aggregate of incentive and non-incentive options to purchase up to 3,250,000 shares of the Common Stock. The Stock Options Plan authorized the grant of options to employees intended to qualify as incentive stock options ("Incentive Options") under Section 422 of the Code, and the grant of options which do not qualify ("Non-Qualified Options") as incentive stock options under Section 422 of the Code.

         The Stock Option Plan is currently administered by the Board. The Board, subject to the provisions of the Stock Option Plan, has full power to select the individuals to whom awards will be granted, to fix the number of shares that each optionee may purchase, to set the terms and conditions of each option, and to determine all other matters relating to the Stock Option Plan. The Stock Option Plan provides that the Board will select grantees from among full-time employees, officers, directors and consultants of the Company or its subsidiaries, and individual or entities subject to an acquisition or management agreement with the Company.

         The option exercise price of each option shall be determined by the Board, but shall not be less than 100% of the fair market value of the shares on the date of grant in the case of Incentive Options and not less than 85% of the fair market value of the shares on the date of grant in the case of Non-Qualified Options granted to employees. No Incentive Options may be granted to any employee who owns at the date of grant stock representing in excess of 10% of the combined voting power of all classes of stock of the Company or a parent or a subsidiary unless the exercise price for stock subject to such options is at least 110% of the fair market value of such stock at the time of grant and the option term does not exceed five years.

         The term of each option shall be fixed by the Board and may not exceed ten years from the date of grant. If a participant who holds options ceases, for any reason, to be an employee, consultant or director of otherwise affiliated with the Company (the "Termination"), the option expires 90 days after such Termination. Notwithstanding the foregoing, in the event of Termination due to the optionee's death or incapacity, the option will terminate 12 months following the date of such optionee's death or incapacity. Options granted under the Stock Option Plan may be exercisable in installments. The aggregate fair market value of stock with regard to which Incentive Options are exercisable by an individual for the first time in any calendar year may not exceed $100,000.

         Upon the exercise of options, the option exercise price must be paid in full, either in cash or other form acceptable to the Board, including delivery of a full recourse promissory note, delivery of shares of Common Stock already owned by the options or delivery of other property. Unless terminated earlier, the Stock Option Plan will terminate on August 7, 2001.

         As of June 30, 1996, the Company had granted options under the Stock Option Plan at exercise prices ranging from $2.00 to $6.00 per share to acquire a total of 1,920,050 shares of Common Stock, of which 60,300 have been exercised and 475,000 are currently exercisable.

         The following table contains information concerning the Stock Option Plan for the years ended June 30, 1996, 1995 and 1994:

                            INCENTIVE STOCK OPTIONS

                                    1996      1995       1994
                                   -------   -------   ---------
          Options Granted          215,750   375,500   1,300,550
          Options Exercised            300    20,550      59,750
          Options Exercisable      475,000   540,400     273,150

Other Stock Options

          The Company has also granted an aggregate of 1,154,500 other stock options which expire through February 12, 2001, and are exercisable at prices ranging from $1.50 to $5.75 per share, of which 491,500 have been exercised and 262,000 are exercisable. None of these options were granted pursuant to the Stock Option Plan.

          Activity for the years ended June 30, 1996, 1995 and 1994 is as follows:

                                 OTHER STOCK OPTIONS

                                  1996         1995        1994
                                  ----         ----        ----
          Options Granted         229,000      166,500     743,000
          Options Exercised             0            0     491,500
          Options Exercisable     262,000       85,000     145,000

COMPARISON OF FIVE YEAR CUMULATIVE STOCKHOLDER RETURN

          The following graph shows the cumulative return experienced by the Company's stockholders during the period July 1, 1992 through June 30, 1996 as compared with the NASDAQ Total Return Index (U.S.) And the NASDAQ Tele-communications Stock Index. The graph assumes $100 on July 1, 1992 in the Company's Common Stock and each of the indices. Total return calculations assume the reinvestment of all dividends. Harmony Holdings, Inc. has never paid dividends.


         COMPARISON OF FIVE-YEAR CUMULATIVE STOCKHOLDER RETURN AMONG HARMONY HOLDINGS, INC., NASDAQ TOTAL RETURN INDEX & NASDAQ FINANCIAL

                        PERFORMANCE GRAPH APPEARS HERE

Measurement Period           HARMONY        NASDAQ          NASDAQ
(Fiscal Year Covered)        HOLDINGS       Total Return    Financial
- -------------------          --------       ------------    ---------
Measurement Pt- 7/1/92       $100.00        $100.00         $100.00
FYE  6/30/93                 $208.00        $126.00         $131.00
FYE  6/30/94                 $ 92.00        $127.00         $148.00
FYE  6/30/95                 $117.00        $170.00         $169.00
FYE  6/30/96                 $ 90.00        $218.00         $220.00

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of Common Stock of the Company beneficially owned as of June 30, 1996, by: (i) each person who beneficially owns more than five percent of the Company's Common Stock; (ii) each Director and Named Executive Officer of the Company and (iii) all executive officers and Directors of the Company as a group. Except as noted, the person named has sole voting and dispositive power over the total number of shares beneficially owned:

                                                                AMOUNT AND
    NAME AND                      NATURE OF                     PERCENTAGE
   ADDRESS OF                     BENEFICIAL                  OF OUTSTANDING
BENEFICIAL OWNER (1)             OWNERSHIP (2)                 COMMON STOCK
- --------------------             -------------                --------------
Harvey Bibicoff                    1,060,000  (4)                    18.6%

Gary Horowitz                        225,000  (3)(4)(5)(7)            5.4%

Jonathan Miller                      100,000  (4)(6)                  1.7%

Brian Rackohn                         37,500  (5)                     0.0%

Ivan Berkowitz                        25,000                          0.0%

Harry Shuster                         25,000                          0.0%

All officers and Directors
 as a group
 (6 persons)                       1,472,500 (5)                     27.1%

- --------------------

(1) The address of all executive officers and Directors is 1990 Westwood Boulevard, Suite 310, Los Angeles, California 90025, except for Mr. Horowitz, whose address is 13032 Sky Valley Road, Los Angeles, California 90049.

(2) Except as noted below, beneficial owners of Common Stock possess sole voting and investment power with respect to the shares listed opposite their names.

(3) On January 24, 1996, the Company terminated the services of Mr. Horowitz as its President and Chief Executive Officer. On January 30, 1996, Mr. Horowitz resigned from the Board of Directors of the Company.

(4) Includes 225,000 immediately exercisable options for Mr. Horowitz, 275,000 immediately exercisable options for Mr. Bibicoff and 100,000 immediately exercisable options for Mr. Miller.

(5) Consists of immediately exercisable options. Does not include options to purchase Common Stock that are not immediately exercisable held by the following persons: Mr. Rackohn--25,000; Mr. Horowitz--150,000; Mr. Miller-- 50,000.

(6) On July 15, 1996, Mr. Miller resigned from the Board of Directors of the Company.

(7) On August 22, 1996, Harvey Bibicoff purchased Gary Horowitz options to purchase 225,000 shares.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During 1994, the Company entered into an informal arrangement with Ventura to produce an infomercial. As of June 30, 1995, the project had not been completed and costs of approximately $184,000 are included under the line item in "other assets" on the Company's consolidated balance sheet. As of June 30, 1996 the cost of the investment was $245,000 and has been written off as an abandoned project.

        On February 25, 1994 (amended on April 8, 1994), the Company entered into a revolving line of credit arrangement to loan money to Ventura. The amount of the note was $700,000 and bore interest at 8% per annum. A $20,000 commitment fee was paid to the Company. On August 17, 1994, the note was paid in full.

        On April 15, 1994, the Company entered into an additional revolving line of credit arrangement with Ventura. The amount of the note was $250,000 and bore interest at 8% per annum. A $5,000 commitment fee was paid to the Company for the note and the note was paid in full on May 12, 1994.

        In connection with its acquisition of Harmony, Ventura had agreed to make additional payments to Mr. Lieberman of up to $400,000 based on certain future billing of Harmony. By June 30, 1992, all of these payments had been earned and paid by Harmony. Ventura agreed to reimburse Harmony for amounts so paid on or before April 1, 1994. This obligation, which aggregated $325,000 at June 30, 1992 plus interest thereon at the annual rate of 10% was secured by 108,000 shares of Harmony's common stock owned by Ventura. Ventura's obligation to Harmony was nonrecourse and, if Ventura had failed to make the required payment, Harmony would have been entitled solely to such 108,000 shares of common stock with no additional obligation of Ventura. As of June 30, 1993, Harmony agreed to cancel all amounts due from Ventura to Harmony (which aggregated approximately $475,000 including the nonrecourse notes and interest thereon) as consideration for the certain tax losses received by Harmony as a result of Harmony's inclusion in Ventura's consolidated federal income tax returns for 1990 and 1991. Subsequent to Harmony's initial public offering in November 1991, Ventura's ownership of Harmony was reduced to below 80%. As a result, tax year 1991 was the last tax year for which Harmony could be included in Ventura's consolidated federal income tax returns. Since Harmony and Ventura could no longer file consolidated tax returns, the tax laws require an allocation of Ventura's tax loss carry forwards between Ventura and Harmony. As result of these tax provisions, Ventura was required to allocate to Harmony for tax years 1990 and 1991, tax losses of Ventura and its subsidiaries of $1,788,781 in excess of those that Harmony would have had if it had filed tax returns separate from Ventura for those tax years. Conversely, Ventura therefore lost $1,788,781 of tax loss carry forwards aggregating $1,788,781 because these tax loss carry forwards have a remaining term of thirteen years, Harmony's management believes it can utilize these tax loss carry forwards in less than thirteen years. The tax loss carry forwards represent a benefit that Harmony would not have received if it had not filed consolidated returns with Ventura. Ventura could not have repaid its obligations to Harmony unless Ventura sold some of the shares of Harmony stock that are owned by Ventura, and the obligations were nonrecourse, therefore, Harmony's sole recourse in the event of a default by Ventura would have been to foreclose against the 108,000 shares of Harmony stock that secured these obligations. For purposes of this cancellation of debt, the $1,788,781 of tax loss carry forwards were valued at approximately $457,000 based on an assumed tax savings of $608,000 assuming a 34% federal tax rate would be applicable to Harmony and applying a 25% discount to the assumed tax savings of $608,000 in light of Harmony's inability to use the tax loss carry forwards during the then current tax year. Since there is no assurance that Harmony will ever be able to utilize the tax loss carry forwards, Harmony wrote-off the value of the tax loss carry forward rather than carry such value on its books.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

     The audited consolidated financial statements of Harmony Holdings, Inc. and Subsidiaries filed as a part of this Annual Report on Form 10-K are listed in the "Index to Consolidated Financial Statements" preceding the Company's Consolidated Financial Statements contained in item 8 of this Annual Report on Form 10-K, which "Index to Consolidated Financial Statements" is hereby incorporated herein by reference.

     (b) Reports on Form 8-K

     Harmony Holdings, Inc. filed no Current Report on Form 8-K during or with respect to the last quarter of the fiscal year ended June 30, 1996.

     (c)  Exhibits

     The following documents required by Item 601 of Regulation S-K are filed as exhibits or are incorporated by reference herein.

     (d) The following financial statement schedule is included in Item 8 of this report:

     Schedule II - Valuation and Qualifying Accounts

     All other schedules required by form 10-K Annual Report have been omitted because they were not applicable, were included in the Notes to the Consolidated Financial Statements, or were otherwise not required under the instructions contained in Regulation S-X.


Exhibit
Number         Description
- ------         -----------
 3. 1     Restated Certificate of Incorporation of Company, filed in the office of the Secretary of State of the State of Delaware, filed as Exhibit
          3.1 to the Company's Registration Statement on Form S-1 (Registration
          No. 33-3342193), is hereby incorporated by reference.

 3. 3 By-laws of Registrant, filed in the office of the Secretary of State of the State of Delaware, filed as Exhibit 3.3 to the Company's
          Registration Statement on Form S-1 (Registration No. 33-3342193), is hereby incorporated by reference.

 3.3.1 Amendment No. 1 to By-laws of Registrant, filed in the office of the Secretary of State of the State of Delaware, filed as Exhibit 3.3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-
          3342193), is hereby incorporated by reference.

 10. 1    1991 Stock Option Plan, filed as Exhibit 10.1 to the Company's
          Registration Statement on Form S-1 (Registration No. 33-3342193), is hereby incorporated by reference.

 10. 3    Form of Employment Agreement dated as of May 2, 1994 by and between
          Registrant and Harvey Bibicoff, filed as Exhibit 10.3 to the Company's
          Registration Statement on Form S-1 (Registration No. 33-3342193), is hereby incorporated by reference.

 10.23    Settlement Agreement and Release dated August 1, 1993 by and among
          Stuart Gross, Harmony Holdings, Inc. and others, filed as Exhibit
          10.23 to the Company's Current Report on Form 8-K dated July 31, 1993, is hereby incorporated by reference.


 10.24 Employment agreement dated September 1, 1993, between Harmony Holdings and Mr. Horowitz, filed as Exhibit 10.24 to the Company's Annual
          Report on Form 10-K for the fiscal year ended June 30, 1994, is hereby incorporated by reference.

 10.25    Employment agreement dated July 1, 1994, between Harmony Pictures and
          Mr. Miller, filed as Exhibit 10.25 to the Company's Annual Report on
          Form 10-K for the fiscal year ended June 30, 1994, is hereby incorporated by reference.

 10.25 Amended and restated employment agreement dated December 5, 1994, between Harmony Holdings, Inc. and Mr. Horowitz, filed as Exhibit
          10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 is hereby incorporated by reference.

 10.26 Subscription agreement dated July, 1996 by and among Unumedia, S.A., a company whose siege social is the Republic of France and Harmony
          Holdings, Inc. filed as Exhibit A to the Company's Current Report on
          Form 8-K dated August 16, 1996, is hereby incorporated by reference.

 10.27 Purchase agreement dated July 27, 1996 by and among Unumedia, S.A., a company whose siege social is the Republic of France, Harmony
          Holdings, Inc. and Harvey Bibicoff, filed as Exhibit B to the
          Company's Current Report on Form 8-K dated August 16, 1996, is hereby incorporated by reference.

 16. 1 Letter re: changes in certifying accountant, filed as Exhibit 16.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-
          3342193), is hereby incorporated by reference and the change filed on the Current Report on Form 8-K dated January 5, 1996, is hereby incorporated by reference.

 22       Subsidiaries of the Registrant filed as Exhibit 22 to the Company's
          Annual Report on Form 10-K for the fiscal year ended June 30, 1993, is hereby incorporated by reference.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Harmony Holdings, Inc.


By: /s/ Harvey Bibicoff               Dated: September 30, 1996
- --------------------------
Harvey Bibicoff
CEO



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



    Signature                  Title                     Date
                        Chief Financial Officer        September 30, 1996
/s/ Brian Rackohn       (Chief Accounting Officer)
- -------------------
Brian Rackohn

/s/ Harvey Bibicoff     Director                       September 30, 1996
- -------------------
Harvey Bibicoff

/s/ Harry Shuster       Director                       September 30, 1996
- -------------------
Harry Shuster

/s/ Ivan Berkowitz      Director                       September 30, 1996
- -------------------
Ivan Berkowitz