Form 10-Q
period 1996-09-30
HARMONY HOLDINGS INC
filed 1996-10-23
CIK 878246

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996; or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     ___________.

Commission File Number 1-19577
                       -------

                            HARMONY HOLDINGS, INC.
                       --------------------------------
            (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                 95-4333330
 (State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)                 Identification No.)


                      1990 WESTWOOD BOULEVARD, SUITE 310
                      LOS ANGELES, CALIFORNIA 90025-4676
                   (Address of Principal Executive Offices)
                                  (Zip Code)

                                (310) 446-7700
             (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES     X                  NO
                          -------                   ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


          Class                     Outstanding at October 18, 1996
     ---------------                -------------------------------
COMMON STOCK, PAR VALUE                   6,693,198  SHARES
     $.01 PER SHARE

ITEM 1.


FINANCIAL STATEMENTS                                        PAGE
Consolidated Balance Sheets:                                   3
   September 30, 1996 (unaudited) and June 30, 1996

Consolidated Statements of Operations (unaudited):             4
   Three Months Ended September 30, 1996 and 1995

Consolidated Statements of Cash Flows (unaudited):             5
   Three Months Ended September 30, 1996 and 1995

Notes to Consolidated Financial Statements                     6

HARMONY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS


                                                                                     SEPTEMBER 30,      JUNE 30,
                                                                                   -------------------------------
                                                                                          1996            1996
                                                                                   ===============================
                                                                                      (unaudited)
ASSETS

Current Assets:

   Cash                                                                                $ 2,308,943    $   446,740
   Accounts receivable - net of allowance for doubtful accounts of $34,600 and           4,167,626      3,725,404
    $75,629
   Unbilled accounts receivable                                                            505,912        376,811
   Prepaid expenses and other assets                                                       900,279        437,153
                                                                                   -------------------------------
    Total current assets                                                                 7,882,760      4,986,108

Property and equipment, at cost, less accumulated depreciation and amortization          1,586,059      1,565,672

Goodwill, less accumulated amortization                                                  2,916,501      2,969,446

Other assets                                                                               158,922        165,546
                                                                                   -------------------------------
    Total assets                                                                       $12,544,242    $ 9,686,772
                                                                                   ===============================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                    $ 1,242,389    $ 1,242,517
   Accrued liabilities                                                                   3,550,002      2,087,787
   Bank line of credit                                                                           0        300,000
   Deferred income                                                                       1,079,110      1,367,100
   Subordinated notes payable                                                                    0        385,000
                                                                                   -------------------------------
     Total current liabilities                                                           5,871,501      5,382,404

Stockholders' Equity:

Preferred Stock, $.01 par value, authorized 10,000,000 shares; none issued

Common stock, $.01 par value, authorized 20,000,000 shares, issued and                      66,933         56,933
 outstanding 6,693,198 and 5,693,198
Additional paid-in capital                                                              14,725,136     12,735,136
Accumulated deficit                                                                     (8,119,328)    (8,487,701)
                                                                                   -------------------------------
Stockholders' equity                                                                     6,672,741      4,304,368
                                                                                   -------------------------------
Total Liabilities and Stockholders' Equity                                             $12,544,242    $ 9,686,772
                                                                                   ===============================

          See Accompanying Notes to Consolidated Financial Statements

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)


                                              THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                         ----------------------------
                                             1996           1995
                                         ============================
Contract revenues                         $13,816,519    $14,768,965

Cost of production                         11,145,918     12,613,542
                                         ----------------------------
   Gross profit                             2,670,601      2,155,423

Selling expenses                              658,696        606,187

Operating expenses                          1,480,863      1,661,656

Depreciation and amortization                 143,971        135,867
                                         ----------------------------
   Income (loss) from operations              387,071       (248,287)

Interest income                                 2,378          3,807

Interest expense                              (21,076)       (43,034)
                                         ============================
Net income (loss)                         $   368,373    $  (287,514)
                                         ============================
Net income (loss) per share               $      0.06    $     (0.05)

Weighted average shares                     6,182,328      5,624,220
 outstanding

          See Accompanying Notes to Consolidated Financial Statements

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                                    THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 --------------------------
                                                                       1996           1995
                                                                 ==========================
Cash flows from operating activities:

Net income (loss)                                                $  368,373    $  (287,518)
Adjustments to reconcile net loss to cash used by operating
 activities:
Depreciation and amortization                                       143,168        130,434
Amortization of prepaid interest                                      3,823         22,941
Changes in assets and liabilities:
Accounts receivable                                                (442,222)     1,353,503
Unbilled accounts receivable                                       (129,101)      (324,178)
Prepaid expenses and other assets                                  (463,126)      (252,001)
Other assets                                                          2,801          8,299
Accounts payable                                                       (128)      (877,580)
Accrued liabilities                                               1,462,215       (882,421)
Deferred income                                                    (287,990)        76,826
                                                                 --------------------------
   Net cash used by operating activities                            657,813     (1,031,695)
                                                                 --------------------------
Cash flows from investing activities:
Capital expenditures                                               (110,610)      (121,153)
                                                                 --------------------------
   Net cash used by investing activities                           (110,610)      (121,153)
                                                                 --------------------------
Cash flows from financing activities:
Proceeds from issuance of stock                                   2,000,000            900
Subordinated notes payable                                         (385,000)             0
Bank line of credit                                                (300,000)             0
                                                                 --------------------------
   Net cash provided by financing activities                      1,315,000            900
                                                                 --------------------------
Net decrease in cash                                              1,862,203     (1,151,948)

Cash, beginning of period                                           446,740        229,909
                                                                 --------------------------
Cash (overdraft), end of period                                  $2,308,943    $  (922,039)
                                                                 ==========================

          See Accompanying Notes to Consolidated Financial Statements

                            HARMONY HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1996

(1)  Basis of presentation
     ---------------------

     The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the results of operations for the periods presented.

     The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements as of June 30, 1996 filed as part of the Company's Annual Report on Form 10-K.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Three months ended September 30, 1996 as compared with three months ended
-------------------------------------------------------------------------
September 30, 1995
------------------

      For the three months ended September 30, 1996, revenues decreased by approximately 6%, or $952,446, to $13,816,519 from $14,768,965 for the three months ended September 30, 1995. The subsidiaries that ceased operations during 1996 accounted for $1,294,288 or 9% of the Company's revenue for the three months ended September 30, 1995. In the television commercial production industry, commercial production contracts are awarded based on many factors, including the expertise, reputation and creative vision of the directors associated with the television commercial production company.

      Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production for the three months ended September 30, 1996, decreased by approximately 12%, or $1,467,624, to $11,145,918 from $12,613,542 for the three months ended September 30, 1995. Expressed as a percentage of revenues, cost of production for the three months ended September 30, 1996, was approximately 81% compared with 85% for the three months ended September 30, 1995 and resulted in a gross profit percentage of approximately 19% and 15%, respectively. The fact that cost of production decreased and gross profit increased for the three months ended September 30, 1996, was primarily due to management's continuing efforts to reduce costs and maximize it's purchasing power, countered by the increased competitive factors within the commercial production industry. Cost of production for operations ceased during the year was $1,243,270 expressed as a percentage of revenue was 96% and resulted in a gross profit of 4%.

      Selling expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of commercial contracts. Selling expenses for the three months ended September 30, 1996, increased to $658,696 from $606,187 for the three months ended September 30, 1995, representing an increase of $52,509. Selling commissions increased by $24,745, while other selling expenses increased by $27,764, $18,692 of the increase in other selling expenses was attributable to an increase in costs incurred for speculation commercials produced to enhance existing directors show reels and not as a result of a contract with an advertising agency. Selling expenses for the operations ceased during the three months ended September 30, 1995, was $56,159 or 9% of the total selling expenses.

      Operating expenses consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. Operating expenses for the three months ended September 30, 1996, decreased to $1,480,864 from $1,661,656 for the three months ended September 30, 1995, representing a decrease of $180,793 or 11%. $207,024 relates to subsidiaries that have ceased operations. The following account for the primary changes in operating expenses: decrease in salaries $206,000, offset by an increase in legal fees of $62,000 and an decrease in office expense of $20,000.

      Depreciation expense increased for the three months ended September 30, 1996, to $143,971 from $135,867 for the three months ended September 30, 1995, representing a increase of $8,104. The change is due to the increase in depreciable assets of $292,582.

      Interest income decreased for the three months ended September 30, 1996, to $2,378 from $3,807 for the three months ended September 30, 1995, representing a decrease of $1,429. The decrease was a result of a less cash held in short term investments.

      Interest expense decreased for the three months ended September 30, 1996, to $21,076 from $43,034 for the three months ended September 30, 1995, representing a decrease of $21,958. The decrease was due to a decrease in borrowings under the line of credit and a payoff of the subordinated debt.

      Income tax expense was not accrued for the three months ended September 30, 1996, due to the expected Federal and State net operating loss tax benefits.


LIQUIDITY AND CAPITAL RESOURCES

Three months ended September 30, 1996 as compared with three months ended
-------------------------------------------------------------------------
September 30, 1995
------------------

      As of September 30, 1996, the Company's working capital was $2,011,259 including cash of $2,308,943 compared to working capital of $1,264,862, including a bank overdraft of $922,039 at September 30, 1995. Cash provided by operating activities for the three months ended September 30, 1996, increased $1,689,508 to $657,813 from cash used in operating activities of $1,031,695 for the three months ended September 30, 1995. The material increases in the amount of cash provided by operating activities were $655,887 increase in net income; $1,600,648 increase in billed and unbilled accounts receivable; $3,222,088 increase in accounts payable and accrued expenses, $211,121 increase in prepaid expenses and other assets and a decrease in deferred income of $364,816.

      Cash used in investing activities (ie: capital expenditures) for the three months ended September 30, 1996, decreased 9% or $10,543 to $110,610 from $121,153 for the three months ended September 30, 1995. The decrease was primarily due to a decrease in the amount of capital expenditures.

      Cash provided by financing activities for the three months ended September 30, 1996, increased $1,314,100 to $1,315,000 from $900 for the three months ended September 30, 1995. The material increase in the amount of cash provided by financing activities were $2,000,000 increase in the proceeds from the issuance of stock, $385,000 decrease in subordinated debt and a $300,000 decrease in net borrowings on the line of credit agreement.

      On May 10, 1995, the Company entered into a $3,000,000 asset based revolving line of credit with a bank, with interest at the bank's prime rate plus 1.0% per annum, collateralized by the assets of the Company. The bank's prime rate at September 30, 1996 was 8.25%. The agreement expires October 31, 1996. Borrowing is based upon certain percentages of acceptable receivables. There were no amounts outstanding on the line of credit as of September 30, 1996. The loan agreement has certain financial covenants, two of which are to maintain profitability on a quarterly basis and maintain a minimum working capital, net of accounts receivable reserves of $1,250,000. As of September 30, 1996, the Company was in compliance with these requirements.

      To the extent that future revenues and related gross profits from these operations do not provide sufficient funds to offset operating costs, the Company's present resources will decrease. The Company, as of September 30, 1996 had entered into various employment agreements with its officers and others which obligate it to make minimum payments of approximately $3,355,209 over the next three years. The payment due are $2,086,126 and $880,583 and $388,500 for the twelve months ended September 30, 1997, 1998 and 1999. Of these amounts $1,697,050 is for administrative personnel and $1,658,159 are for commercial television directors and salespeople. Certain of these agreements provide for additional compensation based on revenues and other items. Other agreements provide for additional compensation based on certain defined operating profits. This additional compensation is payable whether or not the Company has a profit. Some of the television directors who are associated with the Company receive monthly draws against the directors' compensation for production of commercials. The monthly draws equal the minimum guaranteed compensation payable to such directors. Although the draws are recoupable by the Company out of compensation otherwise payable to such directors, such directors are not obligated to repay such draws, if their fees for commercials produced do not exceed the monthly draws that have been paid. Consequently, the Company is obligated to provide compensation to these directors whether or not they are directing commercials. Most of the Company's sales personnel receive monthly draws offset by their earned commissions. During the three months ended September 30, 1996, the Company paid $487,212 in such draws to these directors and sales people; they earned $763,660 in fees, which sum exceeded the draws advanced by $380,333. On an individual basis some of the directors and sales personnel's fees earned were less then their draws and increased the Company's losses by $103,885.

      Pursuant to a Stock Subscription Agreement entered into in July 1996, the Company sold to Unimedia, S.A., a French company ("Unimedia"), 1,000,000 restricted shares of Common Stock of the Company at a purchase price of $2.00 per share. The purchase price was received by the Company on August 16, 1996, and the certificates representing such shares were issued in the name of Unimedia on August 20, 1996. The shares were not included in an effective Registration Statement under the Securities Act of 1933, as amended ("the "Act"), but were issued pursuant to the exemption set forth in Section 4(2) of the Act and the Rules and Regulations issued thereunder by the Securities and Exchange Commission ("SEC").

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

Inflation
---------

      Inflation has not had a significant effect on the Company.

ITEM 5.   OTHER INFORMATION
          -----------------

      RECENT LITIGATION RELATED TO PROPOSED ACQUISITION

      On October 9, 1996, Unimedia filed an action (served on October 13, 1996) in the United States District Court for the Central District of California against the Company and its Chairman of the Board, seeking, among other things, rescission of the purchase of the Company's Common Stock, specific performance requiring the company to proceed with the transaction, damages for violation of Rule 10b-5 adopted by the Commission under the Exchange Act, fraud and breach of contract, and declaratory and injunction relief. In view of the early stage of this action, management of the Company is not in a position to express an opinion with respect to the action, but believes it to be without merit and will vigorously defend the action.

                          PART II-- OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits - None
               --------

          (b)  Reports on Form 8-K - Unimedia transaction filed August 23, 1996
               -------------------

No other Items of Part II of the Quarterly Report on Form 10-Q are applicable to the period covered by this Quarterly Report on Form 10-Q.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HARMONY HOLDINGS, INC.

Date: October 22, 1996


      By /s/ Harvey Bibicoff
      -------------------------------
      Harvey Bibicoff
      Chairman of the Board, Chief Executive Officer


Date: October 22, 1996


      By /s/ Brian Rackohn
      -------------------------------
      Brian Rackohn
      Chief Financial Officer, Secretary
      (Principal Financial and Chief Accounting Officer)