Form 10-Q
period 1996-12-31
HARMONY HOLDINGS INC
filed 1997-02-07
CIK 878246

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended December 31, 1996; or

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

                     YES     X                  NO  ______
                          -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                        Outstanding at January 27, 1997
-------------------------------          -------------------------------
    COMMON STOCK, PAR VALUE                      6,693,198  SHARES
        $.01 PER SHARE

ITEM 1.

FINANCIAL STATEMENTS                                       PAGE
Consolidated Balance Sheets:                                 3
      December 31, 1996 (unaudited) and June 30, 1996

Consolidated Statements of Operations (unaudited):           4
      Six Months Ended December 31, 1996 and 1995

Consolidated Statements of Operations (unaudited):           5
      Three Months Ended December 31, 1996 and 1995

Consolidated Statements of Cash Flows (unaudited):           6
      Six Months Ended December 31, 1996 and 1995

Notes to Consolidated Financial Statements                   7

HARMONY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,      JUNE 30,
                                                                                     --------------------------
                                                                                         1996            1996
                                                                                     --------------------------
ASSETS                                                                                (unaudited)
Current Assets:
   Cash                                                                               $   294,172    $   446,740
   Accounts receivable - net of allowance for doubtful accounts of $32,900 and          6,166,971      3,725,404
    $75,629
   Unbilled accounts receivable                                                         1,209,277        376,811
   Prepaid expenses and other current assets                                              944,563        437,153
                                                                                      --------------------------
    Total current assets                                                                8,614,983      4,986,108

Property and equipment, at cost, less accumulated depreciation and amortization         1,614,420      1,565,672
Goodwill, less accumulated amortization                                                 2,863,555      2,969,446
Other assets                                                                              181,304        165,546
                                                                                      --------------------------
    Total assets                                                                      $13,274,262    $ 9,686,772
                                                                                      ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                   $   847,773    $ 1,242,517
   Accrued liabilities                                                                  3,337,817      2,087,787
   Bank line of credit                                                                          0        300,000
   Deferred income                                                                      2,109,544      1,367,100
   Subordinated notes payable                                                                   0        385,000
                                                                                      --------------------------
     Total current liabilities                                                          6,295,134      5,382,404

Stockholders' Equity:
Preferred Stock, $.01 par value, authorized 10,000,000 shares; none issued
Common Stock, $.01 par value, authorized 20,000,000 shares, issued and                     66,933         56,933
 outstanding 6,693,198 and 5,693,198
Additional paid-in capital                                                             14,725,136     12,735,136
Accumulated deficit                                                                    (7,812,941)    (8,487,701)
                                                                                      --------------------------
Stockholders' equity                                                                    6,979,128      4,304,368
                                                                                      --------------------------
Total Liabilities and Stockholders' Equity                                            $13,274,262    $ 9,686,772
                                                                                      ==========================

          See Accompanying Notes to Consolidated Financial Statements

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                                SIX MONTHS ENDED
                                                 DECEMBER 31,
                                           --------------------------
                                               1996           1995
                                           --------------------------
Contract revenues                          $29,537,842    $31,794,435
Cost of production                          23,593,378     27,148,257
                                           --------------------------
   Gross profit                              5,944,464      4,646,178
Selling expenses                             1,545,250      1,458,478
Operating expenses                           3,339,551      3,480,624
Depreciation and amortization                  292,165        282,399
Abandoned projects                                   0        621,528
Litigation expense                                   0        200,000
Severance salaries                                   0        186,488
                                           --------------------------
   Income (loss) from operations               767,498     (1,583,339)
Interest income                                 38,386          4,636
Interest expense                               (27,660)      (113,439)
                                           --------------------------
Net income (loss) before income taxes      $   778,224    $(1,692,142)
Income taxes                                   103,492              0
                                           ==========================
Net income (loss)                              674,732     (1,692,142)
                                           ==========================
Net income (loss) per share                      $0.10         $(0.30)
Weighted average shares outstanding          6,437,763      5,660,941

          See Accompanying Notes to Consolidated Financial Statements

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

                                               THREE MONTHS ENDED
                                                 DECEMBER 31,
                                           --------------------------
                                               1996           1995
                                           --------------------------
Contract revenues                          $15,721,323    $17,025,470
Cost of production                          12,447,460     14,534,715
                                           --------------------------
   Gross profit                              3,273,863      2,490,755
Selling expenses                               886,554        852,288
Operating expenses                           1,858,659      1,818,971
Depreciation and amortization                  148,194        146,532
Abandoned projects                                   0        621,528
Litigation expense                                   0        200,000
Severance salaries                                   0        186,488
                                           --------------------------
   Income (loss) from operations               380,456     (1,335,052)
Interest income                                 36,008            829
Interest expense                                (6,584)       (70,405)
                                           --------------------------
Net income (loss) before income taxes      $   409,880    $(1,404,628)
Income taxes                                   103,492              0
                                           ==========================
Net income (loss)                              306,388     (1,404,628)
                                           ==========================
Net income (loss) per share                      $0.05         $(0.25)
Weighted average shares outstanding          6,693,198      5,660,941

          See Accompanying Notes to Consolidated Financial Statements

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                     SIX MONTHS ENDED
                                                                       DECEMBER  31,
                                                                 --------------------------
                                                                      1996          1995
                                                                 --------------------------
Cash flows from operating activities:
Net income (loss)                                                $   674,732    $(1,692,146)
Adjustments to reconcile net loss to cash used by operating
 activities:
Depreciation and amortization                                        290,731        242,425
Amortization of prepaid interest                                       3,823         45,879
Changes in assets and liabilities:
Accounts receivable                                               (2,441,567)    (2,573,023)
Unbilled accounts receivable                                        (832,466)      (449,919)
Prepaid expenses and other current assets                           (511,233)      (131,413)
Other assets                                                         (15,730)       167,412
Accounts payable                                                    (394,744)         4,770
Accrued liabilities                                                1,250,030       (121,561)
Deferred income                                                      742,444      2,321,429
                                                                 --------------------------
   Net cash used by operating activities                          (1,233,980)    (2,186,147)
                                                                 --------------------------
Cash flows from investing activities:
Capital expenditures                                                (233,588)      (194,352)
                                                                 --------------------------
   Net cash used by investing activities                            (233,588)      (194,352)
                                                                 --------------------------
Cash flows from financing activities:
Proceeds from issuance of stock                                    2,000,000         61,559
 Repayments Subordinated notes payable                              (385,000)             0
 Bank line of credit                                                (300,000)     2,200,000
                                                                 --------------------------
   Net cash provided by financing activities                       1,315,000      2,261,559
                                                                 --------------------------
Net decrease in cash                                                (152,568)      (118,940)
Cash, beginning of period                                            446,740        229,909
                                                                 --------------------------
Cash, end of period                                              $   294,172    $   110,969
                                                                 ==========================

          See Accompanying Notes to Consolidated Financial Statements

                             HARMONY HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               DECEMBER 31, 1996

(1)  Basis of presentation
     ---------------------

      The financial information included herein is unaudited, however, such information reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the results of operations for the periods presented. The results of operations for the six months ended December 31, 1996 are not necessarily indicative of a full year.

      The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements as of June 30, 1996 filed as part of the Company's Annual Report on Form 10-K.




(2)   Income (Loss) Per Share
      -----------------------

      Per share computations are based on the weighted average number of common and common equivalent shares outstanding. Per share computations also include the potential dilution resulting from the assumed exercise of stock options and warrants utilizing the treasury stock method when the effect of such common equivalent shares is dilutive. For the six months ended December 31, 1996, fully diluted net income per share was the same as primary net income per share.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Six months ended December 31, 1996 as compared with Six months ended December
-----------------------------------------------------------------------------
31, 1995
--------

      For the six months ended December 31, 1996, revenues decreased by approximately 7%, or $2,256,593, to $29,537,842 from $31,794,435 for the six months ended December 31, 1995. The subsidiaries that ceased operations during 1996 accounted for $2,516,233 or 8% of the Company's revenue for the six months ended December 31, 1995. Revenues excluding those from ceased operations were essentially the same in each of those periods.

      Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production for the six months ended December 31, 1996, decreased by approximately 13%, or $3,554,879 to $23,593,378 from $27,148,257 for the six months ended December 31, 1995. Expressed as a percentage of revenues, cost of production for the six months ended December 31, 1996, was approximately 80% compared with 85% for the six months ended December 31, 1995 and resulted in gross profit percentages of approximately 20% and 15%, respectively. The decrease in cost of production and the increase in gross profit for the six months ended December 31, 1996, were primarily due to management's continuing efforts to reduce costs and maximize purchasing power, offset by the increased competitive factors within the commercial production industry. Cost of production for operations ceased during the year of $2,344,508 expressed as a percentage of revenue was 93% and resulted in a gross profit of 7%.

      Selling expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of commercial contracts. Selling expenses for the six months ended December 31, 1996, increased to $1,545,250 from $1,458,478 for the six months ended December 31, 1995, representing an increase of $86,772. Selling commissions increased by $30,087, while other selling expenses increased by $56,685. $37,384 of the increase in other selling expenses was attributable to an increase in costs incurred for commercials produced to enhance existing directors show reels and not as a result of a contract with an advertising agency. Selling expenses for the operations ceased during the six months ended December 31, 1995, was $86,988 or 6% of the total selling expenses.

      Operating expenses consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. Operating expenses for the six months ended December 31, 1996, decreased to $3,339,551 from $3,480,624 for the six months ended December 31, 1995, representing a decrease of $141,073 or 4%. The following account for the primary changes in operating expenses: decrease in salaries $146,000 and a decrease in bad debt expense of $115,000, offset by an increase in legal fees of $113,000. Operating expenses of $340,808 relates to subsidiaries that have ceased operations.

      Litigation expenses for the six months ended December 31, 1995, relate to the termination of and settlement with a former chief operating officer of the Company, Tara McCarthy.

      The Company for the six months ended December 31, 1995, had booked a one-time charge to write off the cost of projects that no longer are considered to have a realizable value. The charge includes $215,000 cost of production of an infomercial, $224,000 for a screenplay writing project, $100,000 for a director and salesperson who attempted to begin a new subsidiary and approximately, $82,000 for placement of corporate products and a books-on-tape distribution system.

      Severance salaries for the six months ended December 31, 1995, are the costs associated with the termination of former employees of the Company.

      Depreciation and amortization expense increased for the six months ended December 31, 1996, to $292,165 from $282,399 for the six months ended December 31, 1995, representing a increase of $9,766. The change is due to the increase in depreciable assets of $233,588.

      Interest income increased for the six months ended December 31, 1996, to $38,386 from $4,636 for the six months ended December 31, 1995, representing an increase of $33,750, due to more cash held in short term investments compared to the prior year.

      Interest expense decreased for the six months ended December 31, 1996, to $27,660 from $113,439 for the six months ended December 31, 1995, representing a decrease of $85,779, due to a decrease in borrowings under the line of credit and a payoff of the subordinated debt.

      Income tax expense was $103,492 for the six months ended December 31, 1996. The tax expense is attributable to federal alternative minimum taxes and state taxes imposed by various states in which the companies conduct business. A full valuation allowance has been established as it is more likely than not that the deferred tax assets will be not realized. During the six months ended December 31, 1996, the Company's effective income tax rate varied from the statutory federal tax rate as a result of operating losses for which no tax benefit has been recognized due to the change in the valuation allowance on the net deferred tax asset.


Three months ended December 31, 1996 as compared with three months ended
------------------------------------------------------------------------
December 31, 1995
-----------------

      For the three months ended December 31, 1996, revenues decreased by approximately 8%, or $1,304,147, to $15,721,323 from $17,025,470 for the three months ended December 31, 1995. The subsidiaries that ceased operations during 1996 accounted for $1,221,986 or 7% of the Company's revenue for the three months ended December 31, 1995.

      Cost of production for the three months ended December 31, 1996, decreased by approximately 14%, or $2,087,255 to $12,447,460 from $14,534,715 for the three months ended December 31, 1995. Expressed as a percentage of revenues, cost of production for the three months ended December 31, 1996, was approximately 79% compared with 85% for the three months ended December 31, 1995 and resulted in gross profit percentages of approximately 21% and 15%, respectively. The decrease in cost of production and increase in gross profit for the three months ended December 31, 1996, were primarily due to management's continuing efforts to reduce costs and maximize purchasing power, offset by the increased competitive factors within the commercial production industry. Cost of production for operations ceased during the year was $1,101,238 expressed as a percentage of revenue was 90% and resulted in a gross profit of 10%.

      Selling expenses for the three months ended December 31, 1996, increased to $886,554 from $852,288 for the three months ended December 31, 1995, representing an increase of $34,266. Selling commissions increased by $5,342, while other selling expenses increased by $28,924. $19,845 of the increase in other selling expenses was attributable to an increase in costs incurred for commercials produced to enhance existing directors show reels and not as a result of a contract with an advertising agency. Selling expenses for the operations ceased during the three months ended December 31, 1995, was $57,391 or 7% of the total selling expenses.

      Operating expenses for the three months ended December 31, 1996, increased to $1,858,659 from $1,818,971 for the three months ended December 31, 1995, representing an increase of $39,688 or 2%. The following account for the primary changes in operating expenses: decrease in salaries $36,000, offset by an increase in legal fees of $51,000 and an increase in rent expense of $21,000. Operating expenses of $245,352 relates to subsidiaries that have ceased operations.

      Litigation expenses for the three months ended December 31, 1995, relate to the termination of and settlement with a former chief operating officer of the Company, Tara McCarthy.

      The Company for the three months ended December 31, 1995, had booked a one-time charge to write off the cost of projects that no longer are considered to have a realizable value. The charge includes $215,000 cost of production of an infomercial, $224,000 for a screenplay writing project, $100,000 for a director and salesperson who attempted to begin a new subsidiary and approximately, $82,000 for placement of corporate products and a books-on-tape distribution system.

      Severance salaries for the three months ended December 31, 1995, are the costs associated with the termination of former employees of the Company.

      Depreciation expense increased for the three months ended December 31, 1996, to $148,194 from $146,532 for the three months ended December 31, 1995, representing a increase of $1,662.

      Interest income increased for the three months ended December 31, 1996, to $36,008 from $829 for the three months ended December 31, 1995, representing a increase of $35,179, due to more cash held in short term investments compared to the prior year.

      Interest expense decreased for the three months ended December 31, 1996, to $6,584 from $70,405 for the three months ended December 31, 1995, representing a decrease of $63,821, due to a decrease in borrowings under the line of credit and a payoff of the subordinated debt.

      Income tax expense was $103,492 for the three months ended December 31, 1996. The tax expense is attributable to federal alternative minimum taxes and state taxes imposed by various states in which the companies conduct business. A full valuation allowance has been established as it is more likely than not that the deferred tax assets will be not realized. During the three months ended December 31, 1996, the Company's effective income tax rate varied from the statutory federal tax rate as a result of operating losses for which no tax benefit has been recognized due to the change in the valuation allowance on the net deferred tax asset.


LIQUIDITY AND CAPITAL RESOURCES

Six months ended December 31, 1996 as compared with six months ended December
-----------------------------------------------------------------------------
31, 1995
--------

      At December 31, 1996, the Company's working capital was $2,319,849 including cash of $294,172 compared to working capital of $143,736, including a cash of $110,969 at December 31, 1995. Cash used by operating activities for the six months ended December 31, 1996, decreased $952,167 to $1,233,980 from cash used in operating activities of $2,186,147 for the six months ended December 31, 1995. The material decreases in the amount of cash used in operating activities were $2,366,878 increase in net income; $251,091 increase in billed and unbilled accounts receivable; $972,077 increase in accounts payable and accrued expenses, $562,962 increase in prepaid expenses and other assets and a decrease in deferred income of $1,578,985.

      Cash used in investing activities (ie: capital expenditures) for the six months ended December 31, 1996, increased 20% or $39,236 to $233,588 from $194,352 for the six months ended December 31, 1995.

      Cash provided by financing activities for the six months ended December 31, 1996, decreased $946,559 to $1,315,000 from $2,261,559 for the six months ended December 31, 1995. Due to a $385,000 decrease in subordinated debt and a $2,500,000 decrease in net borrowings on the line of credit agreement, offset by $1,938,441 increase in the proceeds from the issuance of stock.

      On May 10, 1995, the Company entered into a $3,000,000 asset based revolving line of credit with a bank, with interest at the bank's prime rate plus 1.0% per annum, collateralized by the assets of the Company. The bank's prime rate at December 31, 1996 was 8.25%. The agreement has been renewed and expires October 31, 1997. Borrowing is based upon certain percentages of acceptable receivables. There were no amounts outstanding on the line of credit as of December 31, 1996 and the Company was in compliance with all of the financial covenants with the bank.

      The Company, as of December 31, 1996 had entered into various employment agreements with its officers and others which obligate it to make minimum payments of approximately $6,233,893 over the next three years. The payments due are $2,974,577, $2,092,317 and $1,167,000 for the twelve months ended December 31, 1997, 1998 and 1999, respectively. Of these amounts $3,872,050 are for administrative personnel and $2,361,843 are for commercial television directors and salespeople. Certain of these agreements provide for additional compensation based on revenues and other items. Other agreements provide for additional compensation based on certain defined operating profits. This additional compensation is payable whether or not the Company has a profit. Some of the television directors who are associated with the Company receive monthly draws against the directors' compensation for production of commercials. The monthly draws equal the minimum guaranteed compensation payable to such directors. Although the draws are recoupable by the Company out of compensation otherwise payable to such directors, such directors are not obligated to repay such draws, if their fees for commercials produced do not exceed the monthly draws which have been paid. Consequently, the Company is obligated to provide compensation to these directors whether or not they are directing commercials. Most of the Company's sales personnel receive monthly draws offset by their earned commissions. During the six months ended December 31, 1996, the Company paid $992,723 in such draws to these directors and sales people; they earned $1,860,493 in fees, which sum exceeded the draws advanced by $1,126,207. On an individual basis some of the director's and sales personnel's fees earned were less then their draws and increased the Company's losses by $58,437.

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

ITEM 5.  OTHER INFORMATION
         -----------------

      RECENT LITIGATION RELATED TO PROPOSED ACQUISITION

      On July 27,1996, the Company, its Chairman of the Board and Unimedia S.A., a French Corporation, executed an agreement which provided, among other things, that (i) the parties would negotiate before September 30, 1996, a definitive agreement providing for the acquisition from Unimedia shareholders of all the issued and outstanding ordinary shares of Unimedia in exchange for 10,000,000 shares of Preferred Stock, and 10,000,000 shares of Common Stock, of the Company, and (ii) the Chairman of the Board of the Company refrain from selling 80% of his shares of stock of the Company prior to the completion of the "purchase of Unimedia" by the Company, and, in any case, prior September 30, 1996. The agreement also contemplated the purchase by Unimedia in the open market of a maximum of 1,000,000 shares of Common Stock of the Company. The shareholders of Unimedia were not parties to this agreement.

      Since the definitive agreement had not been negotiated, much less executed, before September 30, 1996, the Company considered the transaction terminated and so notified Unimedia and the public.

      On October 9, 1996, Unimedia filed an action (served on October 13, 1996) in the United States District Court for the Central District of California against the Company and its Chairman of the Board, seeking, among other things, rescission of the purchase from the Company of 1,000,000 shares of its Common Stock, specific performance requiring the Company to proceed with the transaction, damages for violation of Rule 10b-5 adopted by the Security and Exchange Commission under the Securities Exchange Act of 1934, fraud and breach of contract, and declaratory and injunction relief. In view of the early stage of this action, management of the Company is not in a position to express an opinion with respect to the action, but believes it to be without merit and will vigorously defend the action.

      LITIGATION RELATED TO A MUSIC VIDEO PRODUCTION AT A SUBSIDIARY

      A lawsuit was filed on March 22, 1996, (served August 12, 1996) in Superior Court of the State of California, County of Los Angeles. A wrongful death claim has been made by the estate of Henry Gillermo Urgoiti, his wife and three children for an accident that occurred during the filming of a music video in August, 1995. The complaint contains six causes of action, three causes for negligence, one cause for negligent product liability, one cause for strict liability and one cause for breach of warranty. Harmony Holdings, Inc., has been named in all six causes of action, Harmony Pictures Inc., The End Inc. and three of it's employees have been named in one of the negligence claims. Other defendants include Southern California Edison, Virgin Records America, Inc. Bell Helicopters and Helinet Aviation Services. While it is to early in the discovery process to assess economic risk or insurance coverage. Management has been advised by the Company's insurance broker that there is adequate insurance to cover any damages assessed against the Company.

      A cross-complaint related to the preceding matter, was filed on December 23, 1996 in Superior Court of the State of California, County of Los Angeles. The complaint has been filed by Virgin Records Limited against The End, Inc and Southern California Edison for contractual indemnity, equitable indemnity, comparative contribution and declaratory relief. While it is to early in the discovery process to assess economic risk or insurance coverage. Management has been advised by the Company's insurance broker that there is adequate insurance to cover any damages assessed against the Company.

      EMPLOYMENT AGREEMENTS

      On January 1, 1997, Brian Rackohn, Chief Financial Officer, of the Company, entered into a two-year employment contract with the Company, which contract expires on December 31, 1998.

Under the contract, Mr. Rackohn is entitled to a salary of $132,000 in year one, $141,000 in year two and was granted five-year options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $1.50 per share. In addition 50,000 existing five-year options previously granted to Mr, Rackohn, to purchase shares of the Company's Common Stock were canceled.

      On October 1, 1996, Harvey Bibicoff, Chairman of the Board, of the Company, entered into a second amendment of a four-year employment contract with the Company, which contract expires on August 19, 2000, unless extended in accordance with the contract. Mr. Bibicoff is entitled to a salary of $265,000 per year and was granted five-year options to purchase 350,000 shares of the Company's Common Stock at an exercise price of $1.50 per share.

      RELATED PARTY TRANSACTIONS

      On October 1, 1996, Bibicoff & Associates, Inc.,an affiliate of Mr. Bibicoff, was hired for $75,000, to supervise the Company's investor relations department through September 30, 2000.

PART II-- OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

      (a) Exhibits
          ---------

          10.28 Employment agreement dated January 1, 1997, between Harmony Holdings and Mr. Rackohn.

          10.29 Employment agreement dated October 1, 1996, between Harmony Holdings and Mr Bibicoff.

          10.30 Consulting agreement dated October 1, 1996, between Harmony Holdings and Bibicoff and Associates.


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

                             HARMONY HOLDINGS, INC.

Date: February 4, 1997

      By/s/Harvey Bibicoff
      -------------------------------
      Harvey Bibicoff
      Chairman of the Board, Chief Executive Officer

Date: February 4, 1997


      By/s/Brian Rackohn
      ----------------------------
      Brian Rackohn
      Chief Financial Officer, Secretary
      (Principal Financial and Chief Accounting Officer)