Form 10-Q
period 1997-03-31
HARMONY HOLDINGS INC
filed 1997-05-08
CIK 878246

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997; or

[ ]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________.

Commission File Number 1-19577

                             HARMONY HOLDINGS, INC.
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                 Class                    Outstanding at May 7, 1997

       Common Stock, par value                6,693,198  shares
            $.01 per share

PART I--FINANCIAL INFORMATION

ITEM 1.

Financial Statements                                      Page

Consolidated Balance Sheets:

      March 31, 1997 (unaudited) and June 30, 1996         3

Consolidated Statements of Operations (unaudited):
      Nine Months Ended March 31, 1997 and 1996            4

Consolidated Statements of Operations (unaudited):
      Three Months Ended March 31, 1997 and 1996           5

Consolidated Statements of Cash Flows (unaudited):
      Nine Months Ended March 31, 1997 and 1996            6

Notes to Consolidated Financial Statements                 7


Harmony Holdings, Inc.
Consolidated Balance Sheets

--------------------------------------------------------------------------------
                                              March 31, 1997     June 30, 1996
                                                (unaudited)

--------------------------------------------------------------------------------
Assets

Current Assets:

   Cash                                           $372,898          $446,740
   Accounts receivable - net of allowance
for doubtful accounts of $0 and                  7,302,011         3,725,404
   $75,629
   Unbilled accounts receivable                  1,859,751           376,811
   Prepaid expenses and other current assets       984,780           437,153
                                              ------------- -----------------
      Total current assets                      10,519,440         4,986,108


Property and equipment, at cost,
 less accumulated depreciation and

amortization                                     1,830,009         1,565,672

Goodwill, less accumulated amortization          2,810,610         2,969,446

Other assets                                       190,262           165,546

                                              ------------- -----------------
    Total assets                               $15,350,321        $9,686,772
                                              ============= =================


Liabilities and Stockholders' Equity

Current Liabilities:

   Accounts payable                             $1,604,327        $1,242,517
   Accrued liabilities                           4,818,436         2,087,787
   Bank line of credit                                   0           300,000
   Deferred income                               1,742,719         1,367,100
   Subordinated notes payable                            0           385,000
                                              ------------- -----------------
      Total current liabilities                  8,165,482         5,382,404


Stockholders' Equity:

Preferred Stock, $.01 par value,
 authorized 10,000,000 shares; none issued

Common Stock, $.01 par value,

 authorized 20,000,000 shares, issued and           66,933            56,933
outstanding 6,693,198 and 5,693,198
Additional paid-in capital                      14,725,136        12,735,136
Accumulated deficit                             (7,607,230)       (8,487,701)
                                              ------------- -----------------
     Stockholders' equity                        7,184,839         4,304,368
                                              ------------- -----------------

Total Liabilities and Stockholders' Equity     $15,350,321        $9,686,772

                                              ============= =================

 See Accompanying Notes to Consolidated Financial Statements

Harmony Holdings, Inc.
Consolidated Statement of Operations
(unaudited)

--------------------------------------------------- -------------------
                                             Nine Months Ended
                                                 March 31,

-----------------------------------------------------------------------

                                        1997                  1996

                                     ---------------- -----------------
Contract revenues                   $ 48,285,615          $ 50,395,467
Cost of production                    39,257,842            43,056,478
                                     ------------ ---------------------
                                     ------------ ---------------------
    Gross profit                       9,027,773             7,338,989
Selling expenses                       2,446,291             2,272,369
Operating expenses                     5,143,452             5,054,417
Depreciation and amortization            448,864               419,389
Abandoned projects                             0               621,528
Litigation expense                             0               200,000
Severance salaries                             0               186,488
                                     ------------ ---------------------
    Income (loss) from operations        989,166           (1,415,202)
Interest income                          121,332                 4,620
Interest expense                        (97,090)             (178,120)
                                     ------------ ---------------------
Net income (loss) before income taxes  1,013,408           (1,588,702)
Income taxes                             132,937                     0
                                     ------------ ---------------------
Net Income (loss)                      $ 880,471         $ (1,588,702)
                                     ============ =====================
Net income (loss) per share               $ 0.13              $ (0.28)
Weighted average shares outstanding    6,682,772             5,693,198

 See Accompanying Notes to Consolidated Financial Statements

Harmony Holdings, Inc.
Consolidated Statement of Operations
(unaudited)

-------------------------------------------------------------------------
                                          Three Months Ended
                                               March 31,

-------------------------------------------------------------------------

                                         1997                  1996

                                     -------------- ---------------------
Contract revenues                     $ 18,747,745          $ 18,601,032
Cost of production                      15,664,464            15,908,221
                                     -------------- ---------------------
    Gross profit                         3,083,281             2,692,811
Selling expenses                           901,040               813,891
Operating expenses                       1,803,902             1,573,784
Depreciation and amortization              156,699               136,990
                                     -------------- ---------------------
    Income from operations                 221,640               168,146
Interest income                             82,946                 3,488
Interest expense                          (69,430)              (68,185)
                                     -------------- ---------------------
Net income before income taxes             235,156               103,449

Income taxes                                29,445                     0
                                     -------------- ---------------------
Net Income                                 205,711               103,449
                                     ============== =====================
Net income per share                        $ 0.03                  0.02
Weighted average shares outstanding      6,853,062             5,693,198

 See Accompanying Notes to Consolidated Financial Statements

Harmony Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

--------------------------------------------------------------------------------
                                Nine Months Ended

Increase (decrease) in cash                               March 31,

------------------------------------------------------------------------------


                                                    1997               1996
                                               --------------------------------


Cash flows from operating activities:

Net income (loss)                                   $  880,471   $ (1,588,698)
Adjustments to reconcile net loss to
cash used by operating activities:

Depreciation and amortization                          448,864         419,389
 Amortization of prepaid interest                            0          68,819

Changes in assets and liabilities:

Accounts receivable                                (3,576,607)         146,360
Unbilled accounts receivable                       (1,482,940)          44,595
Prepaid expenses and other current assets            (547,627)         371,361
Other assets                                          (24,716)         184,004
Accounts payable                                       361,810     (1,118,950)
Accrued liabilities                                  2,730,649       (138,854)
Deferred income                                        375,619       (337,307)
                                               -------------------------------
   Net cash used by operating activities             (834,477)     (1,949,281)
                                               --------------------------------

Cash flows from investing activities:

Capital expenditures                                 (554,365)       (280,232)
                                               --------------------------------
   Net cash used by investing activities             (554,365)       (280,232)
                                               --------------------------------


Cash flows from financing activities:

Proceeds from issuance of stock                      2,000,000          61,559
 Repayments subordinated notes payable               (385,000)               0
 Bank line of credit                                 (300,000)       2,000,000
                                               --------------------------------
    Net cash provided by financing activities        1,315,000       2,061,559

                                               --------------------------------

  Net decrease in cash                                (73,842)       (167,954)

  Cash, beginning of period                            446,740         229,909

                                                --------------------------------

Cash, end of period                                  $ 372,898        $ 61,955
                                                ================================

 See Accompanying Notes to Consolidated Financial Statements

                             HARMONY HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)
                                 March 31, 1997

               (1) Basis of  Presentation

               The financial information included herein is unaudited, however, such information reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the results of operations for the periods presented. The results of operations for the six months ended March 31, 1997 are not necessarily indicative of a full year. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements as of June 30, 1996 filed as part of the Company's Annual Report on Form 10-K.

               (2)  Organization,  Business,  and Principles of Consolidation

               Harmony Holdings, Inc. ("Company") was incorporated under the laws of the State of Delaware on August 5, 1991 as a wholly owned subsidiary of Ventura Entertainment Group Ltd. ("Ventura"). In connection with the Company's formation and initial capitalization, the Company issued 2,033,330 shares of its common stock to Ventura and Ventura contributed all of the capital stock of its wholly owned subsidiaries, Harmony Pictures, Inc. and Melody Films, Inc. to the Company. During the nine months ended March 31, 1997, the Company had six operating subsidiaries that contributed towards revenues: Harmony Pictures, Inc., Melody Films, Inc., The End, Inc., The Beginning, Inc., Curious Pictures Corporation and Harmony Media Communications. All significant intercompany accounts and transactions have been eliminated in consolidation. Curious Pictures Corporation is 99% owned, the 1% minority interest is not presented separately as the amounts are not significant. The Company operates in one reportable segment, producing television commercials, music videos and related media.

                    (3) Income (Loss) Per Share

          Per share computations are based on the weighted average number of common and common equivalent shares outstanding. Per share computations also include the potential dilution resulting from the assumed exercise of stock options and warrants utilizing the treasury stock method when the effect of such common equivalent shares is dilutive. For the Nine months ended March 31, 1997, fully diluted net income per share was the same as primary net income per share.

                    (4) Contingent Sale of a Subsidiary

                    The Company and Curious Pictures Corporation ("CPC") entered into an Option and Share Transfer Agreement dated as of December 15, 1996 (the "Agreement") with the four members of the management of CPC.

               The Agreement provides for the issue in the aggregate of shares of Common Stock by CPC in a number equal to one (1%) per centum of the presently outstanding shares of such Common Stock to all four members of the management of CPC upon the signing of the Agreement which took place on or about January 20, 1997. Such members have the right to have issued to them, under the Agreement, options exercisable for a five year period. At an exercise price of $1.00 per share of such Common Stock, for a number of shares thereof not in excess of fifty (50%) per centum of the presently outstanding shares of such Common Stock. The issue of such stock options is tied to the performance of CPC. Such options, if any, first become exercisable on January 1,1999.

               Upon the acquisition by such members of the management of CPC of fifty-one (51%) per centum of the presently outstanding shares of such Common Stock, thereafter the Company has the right to require such member to purchase from it the remaining shares of such Common Stock held by the Company at a price agreed upon, or in the absence of such agreement, at a price determined by a neutral third party, subject to a minimum valuation of $4,000,000 for all such shares then outstanding

               (5) New  Accounting  Pronouncements  Statements  of Financial

                    Accounting Standards No. 128, "Earnings per Share" (SFAS No.
               128) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statement requires restatement of all prior period earnings per share (EPS) data presented. The new standard requires a reconciliation of numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The recalculated basic EPS is $0.14 per share for the nine months ended March 31, 1997.

                    (6) Litigation

                    On July 27,1996,  the Company, its Chairman of the Board and
               Unimedia S.A., a French Corporation, executed an agreement which provided, among other things, that (i) the parties would negotiate before September 30, 1996, a definitive agreement providing for the acquisition from Unimedia shareholders of all the issued and outstanding ordinary shares of Unimedia in exchange for 10,000,000 shares of Preferred Stock, and 10,000,000 shares of Common Stock, of the Company, and (ii) the Chairman of the Board of the Company refrain from selling 80% of his shares of stock of the Company prior to the completion of the Apurchase of Unimedia@ by the Company, and, in any case, prior September 30, 1996. The agreement also contemplated the purchase by Unimedia in the open market of a maximum of 1,000,000 shares of Common Stock of the Company. The shareholders of Unimedia were not parties to this agreement.

                    Since the definitive agreement had not been negotiated, much less executed, before September 30, 1996, the Company considered the transaction terminated and so notified Unimedia and the public.

                    On  October  9, 1996,  Unimedia  filed an action  (served on
               October 13, 1996) in the United States District Court for the Central District of California against the Company and its Chairman of the Board, seeking, among other things, rescission of the purchase from the Company of 1,000,000 shares of its Common Stock, specific performance requiring the Company to proceed with the transaction, damages for violation of Rule 10b-5 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, fraud and breach of contract, and declaratory and injunctive relief. In view of the early stage of this action, management of the Company is not in a position to express an opinion with respect to the action, but believes it to be without merit and will vigorously defend the action.

              A lawsuit was filed on March 22, 1996, (served August 12, 1996) in Superior Court of the State of California, County of Los Angeles. A wrongful death claim has been made by the estate of Henry Gillermo
          Urgoiti, his wife and three children for an accident that occurred during the filming of a music video in August 1995. The complaint contains six causes of action, three causes for negligence, one cause for negligent product liability, one cause for strict liability and one cause for breach of warranty. Harmony Holdings, Inc., has been named in all six causes of action, Harmony Pictures Inc., The End Inc. and three of it's employees have been named in one of the negligence claims. Other defendants include Southern California Edison, Virgin Records America, defendants include Southern California Edison, Virgin Records America, Inc. Bell Helicopters and Helinet Aviation Services. While it is too early in the discovery process to assess economic risk. Management has been advised by the Company's insurance broker that there is adequate insurance to cover any damages assessed against the Company.

               A cross-complaint related to the preceding matter, was filed on December 23, 1996 in Superior Court of the State of California, County of Los Angeles. The complaint has been filed by Virgin Records Limited against The End, Inc and Southern California Edison for contractual indemnity, equitable indemnity, comparative contribution and declaratory relief. While it is too early in the discovery process to assess economic risk or insurance coverage. The Company's insurance broker has advised management that there is adequate insurance to cover any damages assessed against the Company.against the Company.

 ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months  ended March 31, 1997 as compared  with Nine Months  ended March 31,
1996

           For the Nine Months ended March 31, 1997, revenues decreased by 4%, or $2,109,852, to $48,285,615 from $50,395,467 for the Nine Months ended March 31, 1996. The subsidiaries that ceased operations during 1996 accounted for $4,331,986 or 9% of the Company's revenue for the Nine Months ended March 31, 1996. Revenues excluding those from ceased operations increased by $2,222,106.

           Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production for the Nine Months ended March 31, 1997, decreased by 9%, or $3,798,636, to $39,257,842 from $43,056,478 for the Nine Months ended March 31,
1996. Expressed as a percentage of revenues, cost of production for the Nine Months ended March 31, 1997, was 81% compared with 85% for the Nine Months ended March 31, 1996 and resulted in gross profit percentages of 19% and 15%, respectively. The decrease in cost of production and the increase in gross profit for the Nine Months ended March 31, 1997, were primarily due to management's continuing efforts to reduce costs and maximize purchasing power, offset by the increased competitive factors within the commercial production industry. Additionally, the Company discontinued two low profit margin subsidiaries. Cost of production for operations ceased during the Nine Months ended March 31, 1996 was $4,205,185 expressed as a percentage of revenue was 97% and resulted in a gross profit of 3%.

           Selling expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of commercial contracts. Selling expenses for the Nine Months ended March 31, 1997, increased to $2,446,291 from $2,272,369 for the Nine Months ended March 31, 1996, representing an increase of $173,922. Selling commissions increased by $30,931, while other selling expenses increased by $142,991. $50,734 of the increase in other selling expenses was attributable to an increase in costs incurred for commercials produced to enhance existing directors show reels and not as a result of a contract with an advertising agency. Selling expenses for the operations ceased during the Nine Months ended March 31, 1996, was $201,394 or 9% of the total selling expenses.

           Operating expenses consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. Operating expenses for the Nine Months ended March 31, 1997, increased to $5,143,452 from $5,054,417 for the Nine Months ended March 31, 1996, representing a increase of $89,035 or 2%. Operating expenses of $161,707 relates to subsidiaries that have ceased operations.

           Litigation expenses for the Nine Months ended March 31, 1996, relate to the termination of and settlement with a former chief operating officer of the Company, Tara McCarthy.

           For the Nine Months ended March 31, 1996, The Company had booked a one-time charge to write off the cost of projects that no longer are considered to have a realizable value. The charge includes $215,000 cost of production of an infomercial, $224,000 for a screenplay writing project, $100,000 for a director and salesperson who attempted to begin a new subsidiary and, $82,000 for placement of corporate products and a books-on-tape distribution system.

           Severance salaries for the Nine Months ended March 31, 1996, are the costs associated with the termination of former employees of the Company.

           Depreciation and amortization expense increased for the Nine Months ended March 31, 1997, to $448,864 from $419,389 for the Nine Months ended March 31, 1996, representing an increase of $29,475. The change is due to the increase in depreciable assets of $554,365.

           Interest income increased for the Nine Months ended March 31, 1997, to $121,332 from $4,620 for the Nine Months ended March 31, 1996, representing an increase of $116,712, due to more cash held in short term investments compared to the prior year.

           Interest expense decreased for the Nine Months ended March 31, 1997, to $97,090 from $178,120 for the Nine Months ended March 31, 1996, representing a decrease of $81,030, due to a decrease in borrowings under the line of credit and a payoff of the subordinated debt.

           Income tax expense was $132,937 for the Nine Months ended March 31, 1997. The tax expense is attributable to federal alternative minimum taxes and state taxes imposed by various states in which the companies conduct business. A full valuation allowance has been established as it is more likely than not that the deferred tax assets will not be realized. During the Nine Months ended March 31, 1997, the Company's effective income tax rate varied from the statutory federal tax rate as a result of the utilization of operating losses for which no tax benefit had been recognized due to the valuation allowance on the net deferred tax asset.

Three Months ended March 31, 1997 as compared with Three Months ended March 31, 1996

           For the Three Months ended March 31, 1997, revenues increased by 1%, or $146,713, to $18,747,745 from $18,601,032 for the Three Months ended March 31, 1996. The subsidiaries that ceased operations during 1996 accounted for $1,815,753 or 10% of the Company's revenue for the Three Months ended March 31, 1996.

           Cost of production for the Three Months ended March 31, 1997, decreased by 2%, or $243,757 to $15,664,464 from $15,908,221 for the Three
Months ended March 31, 1996. Expressed as a percentage of revenues, cost of production for the Three Months ended March 31, 1997, was 84% compared with 86% for the Three Months ended March 31, 1996 and resulted in gross profit percentages of 16% and 14%, respectively. The decrease in cost of production and increase in gross profit for the Three Months ended March 31, 1997, were primarily due to management's continuing efforts to reduce costs and maximize purchasing power, offset by the increased competitive factors within the commercial production industry. Cost of production for operations ceased during the year was $1,860,677, expressed as a percentage of revenue was 102% and resulted in a loss of 2%.

           Selling expenses for the Three Months ended March 31, 1997, increased to $901,040 from $813,891 for the Three Months ended March 31, 1996, representing an increase of $87,149. Selling commissions decreased by $61,018, while other selling expenses increased by $148,167. Other selling expenses increased by $13,349 which were attributable to an increase in costs incurred for commercials produced to enhance existing directors show reels and not as a result of a contract with an advertising agency, advertising and promotional expenses increased by $92,248 and sales salaries increased by $27,898. Selling expenses for the operations ceased during the Three Months ended March 31, 1996, were $100,385 or 12% of the total selling expenses.

           Operating expenses for the Three Months ended March 31, 1997, increased to $1,803,902 from $1,573,784 for the Three Months ended March 31, 1996, representing an increase of $230,118 or 15%. Operating expenses of $161,707 relates to subsidiaries that have ceased operations.

           Depreciation expense increased for the Three Months ended March 31, 1997, to $156,699 from $136,990 for the Three Months ended March 31, 1996, representing an increase of $19,709.

           Interest income increased for the Three Months ended March 31, 1997, to $82,946 from $3,488 for the Three Months ended March 31, 1996, representing an increase of $79,458, due to more cash held in short term investments compared to the prior year.

           Interest expense increased for the Three Months ended March 31, 1997, to $69,430 from $68,185 for the Three Months ended March 31, 1996, representing a increase of $1,245.

           Income tax expense was $29,445 for the Three Months ended March 31, 1997. The tax expense is attributable to federal alternative minimum taxes and state taxes imposed by various states in which the companies conduct business. A full valuation allowance has been established as it is more likely than not that the deferred tax assets will be not realized. During the Three Months ended March 31, 1997, the Company's effective income tax rate varied from the statutory federal tax rate as a result of the utilization of operating losses for which no tax benefit had been recognized due to the valuation allowance on the net deferred tax asset.

New Accounting Pronouncements

         Statements of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statement requires restatement of all prior period earnings per share (EPS) data presented. The new standard requires a reconciliation of numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The recalculated basic EPS is $0.14 per share for the nine months ended March 31, 1997.

Liquidity and Capital Resources

Nine Months  ended March 31, 1997 as compared  with Nine Months  ended March 31,
1996

           At March 31, 1997, the Company's working capital was $2,353,958 including cash of $372,898 compared with working capital of $372,584, including cash of $61,955 at March 31, 1996. Cash used by operating activities for the Nine Months ended March 31, 1997, decreased $1,114,804 to $834,477 from cash used in operating activities of $1,949,281 for the Nine Months ended March 31, 1996. The material decreases in the amount of cash used in operating activities were $2,469,169 increase in net income; $5,250,502 increase in billed and unbilled accounts receivable; $4,350,263 increase in accounts payable and accrued expenses, $1,127,708 increase in prepaid expenses and other assets and a increase in deferred income of $712,926.

           Cash used in investing activities (i.e.: capital expenditures) for the Nine Months ended March 31, 1997, increased 98% or $274,133 to $554,365 from $280,232 for the Nine Months ended March 31, 1996.

           Cash provided by financing activities for the Nine Months ended March 31, 1997, decreased by $746,559 to $1,315,000 from $2,061,559 for the Nine
Months ended March 31, 1996. The decrease was due to a $385,000 decrease in subordinated debt and a $2,300,000 decrease in net borrowings on the line of credit agreement, offset by $1,938,441 increase in the proceeds from the issuance of stock.

           On May 10, 1995, the Company entered into a $3,000,000 asset based revolving line of credit with a bank, with interest at the bank's prime rate plus 1.0% per annum, collateralized by the assets of the Company. The bank's prime rate at March 31, 1997 was 8.50%. The agreement has been renewed and expires October 31, 1997. Borrowing is based upon certain percentages of acceptable receivables. There were no amounts outstanding on the line of credit as of March 31, 1997 and the Company was in compliance with all of the financial covenants with the bank.

            The Company, as of March 31, 1997, had entered into various employment agreements with its officers and others, which obligate it to make minimum payments of $5,688,099 over the next three years. The payments due are $3,096,528, $2,044,821 and $546,750 for the twelve months ended March 31, 1998,
1999 and 2000, respectively. Of these amounts $2,833,200 are for administrative personnel and $2,854,899 are for commercial television directors and salespeople. Certain of these agreements provide for additional compensation based on revenues and other items. Other agreements provide for additional compensation based on certain defined operating profits. This additional compensation is payable whether or not the Company has a profit. Some of the television directors who are associated with the Company receive monthly draws against the directors' compensation for production of commercials. The monthly draws equal the minimum guaranteed compensation payable to such directors. Although the draws are recoupable by the Company out of compensation otherwise payable to such directors, such directors are not obligated to repay such draws, if their fees for commercials produced do not exceed the monthly draws, which have been paid. Consequently, the Company is obligated to provide compensation to these directors whether or not they are directing commercials. Most of the Company's sales personnel receive monthly draws offset by their earned commissions. During the Nine Months ended March 31, 1997, the Company paid $ 1,649,766 in such draws to these directors and sales people; they earned $ 2,719,002 in fees, which sum exceeded the draws advanced by $ 1,201,549. On an individual basis some of the director's and sales personnel's fees earned were less then their draws and increased the Company's losses by $ 125,099.

           The Company has no material commitments for capital expenditures and has not made any arrangements for external sources of financing other than what has been disclosed. Management believes that the Company's present cash and other resources are sufficient for its needs for at least the next twelve months.

Inflation

           Inflation has not had a significant effect on the Company.

PART II-- OTHER INFORMATION

ITEM 1.    Legal Proceedings

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

           On October 9, 1996,  Unimedia  filed an action (served on October 13,
1996) in the United States District Court for the Central District of California against the Company and its Chairman of the Board, seeking, among other things, rescission of the purchase from the Company of 1,000,000 shares of its Common Stock, specific performance requiring the Company to proceed with the transaction, damages for violation of Rule 10b-5 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, fraud and breach of contract, for declaratory and injunctive relief. In view of the early stage of this action, management of the Company is not in a position to express an opinion with respect to the action, but believes it to be without merit and will vigorously defend the action.

           Litigation related to a Music Video Production at a Subsidiary

           A lawsuit was filed on March 22, 1996, (served August 12, 1996) in Superior Court of the State of California, County of Los Angeles. A wrongful death claim has been made by the estate of Henry Gillermo Urgoiti, his wife and three children for an accident that occurred during the filming of a music video in August 1995. The complaint contains six causes of action, three causes for negligence, one cause for negligent product liability, one cause for strict liability and one cause for breach of warranty. Harmony Holdings, Inc., has been named in all six causes of action, Harmony Pictures Inc., The End Inc. and three of it's employees have been named in one of the negligence claims. Other defendants include Southern California Edison, Virgin Records America, Inc. Bell Helicopters and Helinet Aviation Services. While it is too early in the discovery process to assess economic risk. Management has been advised by the Company's insurance broker that there is adequate insurance to cover any damages assessed against the Company.

           A cross-complaint related to the preceding matter, was filed on December 23, 1996 in Superior Court of the State of California, County of Los Angeles. The complaint has been filed by Virgin Records Limited against The End, Inc and Southern California Edison for contractual indemnity, equitable indemnity, comparative contribution and declaratory relief. While it is too early in the discovery process to assess economic risk. The Company's insurance broker has advised management that there is adequate insurance to cover any damages assessed against the Company. ITEM 5. Other Information

Contingent sale of a subsidiary

                  The Company and Curious Pictures Corporation ("CPC") entered into an Option and Share Transfer Agreement dated as of December 15, 1996 (the "Agreement") with the four members of the management of CPC.

         The Agreement provides for the issue in the aggregate of shares of Common Stock by CPC in a number equal to one (1%) per centum of the presently outstanding shares of such Common Stock to all four members of the management of CPC upon the signing of the Agreement which took place on or about January 20, 1997. All four members of the management of CPC have the right to have issued to them, under the Agreement, options exercisable for a five year period, at an exercise price of $1.00 per share of such Common Stock, for a number of shares thereof not in excess of fifty (50%) per centum of the presently outstanding shares of such Common Stock. The issue of such stock options is tied to the performance of CPC. Such options, if any, first become exercisable on January 1, 1999.

         Upon the acquisition by such members of the management of CPC of fifty-one (51%) per centum of the presently outstanding shares of such Common Stock, thereafter the Company has the right to require such member to purchase from it the remaining shares of such Common Stock held by the Company at a price agreed upon, or in the absence of such agreement, at a price determined by a neutral third party, subject to a minimum valuation of $4,000,000 for all such shares then outstanding.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)      Exhibits

                    10.31 Option share  transfer  agreement  dated  December 15,
               1996 for the sale of Curious Pictures Corporation. .

           (b) Reports on Form 8-K - None

No other Items of Part II of the Quarterly Report on Form 10-Q are applicable to the period covered by this Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HARMONY HOLDINGS, INC.

Date: May 7, 1997

           By/s/Harvey Bibicoff
           Harvey Bibicoff

           Chairman of the Board, Chief Executive Officer

Date: May 7, 1997

           By/s/Brian Rackohn
           Brian Rackohn

           Chief Financial Officer, Secretary
           (Principal Financial and Chief Accounting Officer)

         OPTION AND SHARE TRANSFER AGREEMENT (this "Agreement") dated as of December 15, 1996 among SUSAN HOLDEN SQUIBB, RICHARD WINKLER, STEPHEN OAKES and DAVID STARR (collectively the "Curious Management Group"), HARMONY HOLDINGS, INC., a California corporation ("Harmony"), and CURIOUS PICTURES CORPORATION, a New York corporation ("Curious").

                  Harmony is the record holder of 100 shares (the "Shares") of common stock, no par value, of Curious ("Common Stock"), and the Shares constitute all of the issued and outstanding Common Stock. There are, in the aggregate, 200 authorized shares of Common Stock, and no shares of Common Stock other than the Shares are issued and outstanding.

                  On or prior to the Closing Date (as defined below), each member of the Curious Management Group is currently employed by Curious pursuant to an employment contract. The Curious Management Group shall enter into a new employment contract substantially in the form attached as Exhibit A hereto (each an "Employment Contract" and together the "Employment Contracts") and having a three year term (the "Renewal Term") commencing January 1, 1997. In consideration of the renewal of their Employment Contracts, among other things, Curious shall issue to each member of the Curious Management Group the number of shares of Common Stock provided for herein, and shall also issue options to acquire Common Stock ("Options"), to each member of the Curious Management Group as provided for herein.

                  Accordingly, in consideration of the premises set forth herein, the execution and delivery by the parties of Employment Contracts, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Curious Management Group, Harmony and Curious agree as follows:

                  SECTION  1.   Transfer  of  Initial   Shares  and   Employment
Contracts:  Closing.  Subject to the satisfaction of the conditions specified in
Section 7 below and the other terms and conditions of this Agreement, the closing of the transactions contemplated hereby shall be held on December 15, 1996, or such earlier date as may be agreed by each of the parties hereto (such date, the "Closing Date"). At the Closing (i) each member of the Curious Management Group shall execute and deliver their respective Employment Contract, and such contracts shall also be executed by Curious and Harmony, and (ii) Curious shall issue to each member of the Curious Management Group [a number of shares of Common Stock which, following the issuance of such shares, will equal one quarter of one percent (.25%) of the then outstanding Common Stock] (the "Initial Shares"), for an aggregate number of Initial Shares being issued to the Curious Management Group equal to one per cent (1%) of the Common Stock.

         SECTION 2. 0ptions For Additional Common Stock. (a) Within I0 days after the last day of each calendar year in which any of the Employment Contracts remain in effect (commencing with the Calendar Year 1997), the Curious Management Group will be granted Options in the manner and at the rate set forth in Section 2(b) below. The Options shall be nontransferable options to acquire shares of Common Stock exercisable for 5 years at an exercise price equal to$1.00 per share. Each Option shall represent the right to acquire one share of Common Stock (each an "Option Share") at the exercise price. The aggregate number of Option Shares shall not exceed 50% of the Common Stock. Accordingly, the number of Initial Shares and Option Shares shall not exceed, in the aggregate, 51 % of the number of shares of Common Stock (the "Aggregate Limit").

                    Exhibit 10.31

                  (b) Subject to the Aggregate Limit, the number of Options to be to be granted to the Curious Management Group following a calendar year shall be determined as follows: for each $20,000 in net income before taxes (as calculated pursuant to GAAP) in excess of $150,000 earned by Curious during the applicable calendar year, the Curious Management Group shall be granted Options to acquire one per cent of the Common Stock; provided, however, that for purposes of calculating the number of Options earned by the Curious Management Group pursuant to this subsection only, net income before taxes shall be reduced during each calendar year by an aggregate allocation of corporate overhead of Harmony equal to $100,000 per annum.

                  (c) In the event that the Curious Management Group has not earned Options to acquire 50% of the Common Stock by the conclusion of the Renewal Term (or by the conclusion of any additional renewal term provided for herein) each member of the Curious Management Group shall have the right to renew their Employment Contract for an additional one year term.

                  (d) Options granted pursuant to this Section shall be issued pro rata in the names of the members of the Curious Management Group employed by Curious at the conclusion of the applicable calendar year.

                  (e) Options granted pursuant to this Agreement shall not be exercisable until the conclusion of the second year of the Renewal Term.

                  SECTION 3. Actions Following Change in Control. As soon as practicable following the date (the "Change in Control Date") on which the aggregate number of shares of Common Stock owned by the Curious Management Group, plus the number of share of Common Stock which would be issued upon exercise of any Options held by the Curious Management Group equals 51 % of the shares of Common Stock (a "Change in Control"):

         (a) Curious shall remit to Harmony all cash on hand on the Change in Control Date (the "Closing Cash Balance"), in excess of $150,000 (which shall be retained by Curious as a contribution from Harmony). Six months following the Change in Control Date, Curious shall determine the amount of working capital possessed by Curious as of the Change in Control Date (the "Closing Working Capital") and, as the case may be, either (i) Curious shall pay to Harmony the amount by which the Closing Working Capital Balance exceeded the Closing Cash Balance, or (ii) Harmony shall pay to Curious the amount by which the Closing Cash Balance exceeded the Closing Working Capital Balance. For purposes of this subsection, "working capital" means working capital as defined by GAAP, excluding any intercompany receivables to be canceled by Curious on the Change in Control Date pursuant to the following subsection;

                  (b) except for loans  made by Harmony to Curious  pursuant  to
Section 4 below, Curious shall cancel the intercompany account balances between Curious and Harmony;

                                  Exhibit 10.31

                  (c) Harmony shall have the right to require the members of the Curious Management Group then owning Common Stock, or an entity directly or indirectly controlled by them, to purchase its 49% interest in Curious at a price to be agreed among the parties; provided, however, that such right shall not be exercisable by Harmony until after the conclusion of the initial Renewal Term (whether or not a Change in Control has occurred prior to such time). In the event that the parties cannot agree on a purchase price, the price for the acquisition of such interest shall be established by a neutral third party mutually acceptable to the parties; provided, however, that the minimum price for the acquisition of such interest shall be based on a valuation of $4 million for 100% of the Common Stock.

          (d) In the event that Harmony elects to require Curious to purchase Harmony's Shares pursuant to subsection (c), Curious shall issue a note to Harmony in payment for such Shares which shall have a one year term, a seven-year amortization schedule and an interest rate equal to Harmony's cost of borrowing plus one per cent (the "Curious Note"). Curious shall use its reasonable best efforts to refinance the Curious Note at the conclusion of its term. In the event that Curious cannot refinance the Curious Note at such time, Harmony will guarantee a loan to Curious from a lending institution which loan will be secured by the receivables of Curious (this type of financing is typically called a "receivables line" or a "revolving receivables line"). The amount of the guarantee will not exceed the amount of the Curious Note, and the guarantee will be for a period of no more than two years.

     (e) In the event that the Options are exercised at the conclusion of the second year of the Renewal Term, Harmony shall be paid as dividends 49% of the Net Income (unless otherwise noted, defined in this Agreement to mean Net Income as defined by GAAP) earned by Curious during the third year of the Renewal Term. During the third year of the Renewal Term the compensation of the Curious Management Group shall be maintained at the levels provided for in the Employment Contracts and capital expenditures shall be made only as provided for in this Agreement.

  SECTION 4. Loans by Harmony. From January 1, 1997 until the date one year after the Change in Control Date, Harmony shall make loans to Curious to the extent reasonably necessary to (i) meet the reasonable working capital needs of Curious, or (ii) enable Curious to make the amount of capital expenditures permitted by the following Section. Any such loans shall bear interest at Harmony's cost of borrowing plus one per cent and, to the extent such loans are outstanding at the first anniversary of the Change in Control Date, shall be repaid in equal monthly installments of principal and interest paid in the following calendar year.

                                  Exhibit 10.31

                  SECTION 5. Capital Expenditures. In each calendar year Curious shall be permitted to make capital expenditures equal to the greater of (i) $100,000, or (ii) 50% of Net Income (which, for purposes of this Section only, shall be determined exclusive of any corporate overhead allocated to Curious) in excess of $300,000 earned by Curious during the preceding calendar year. The amount of investment permitted pursuant to this Section during calendar year 1997 shall be based on Net Income earned by Curious during calendar 1996. Monies invested by Curious pursuant to this Section shall be invested in capitalized assets of Curious; or, in the discretion of the Curious Management Group, in the development of a "content" business within Curious. In the event that the Curious Management Group seeks to invest in the current or proposed business of Curious in an amount greater than the amount provided for by this Section, Harmony will negotiate with the Curious Management Group in good faith concerning such possible investment. In making capital expenditures pursuant to this Section the Curious Management Group, in exercising its business judgment, will give first consideration to the expenditures needed to maintain the business of Curious as conducted on the date hereof and a reasonable rate of growth.

                  SECTION 6. Harmony Options for New Curious Employees. Prior to the Change in Control Date and with the consent of Harmony, which shall not be unreasonably withheld, the Curious Management Group will be allowed to offer potential employees of Curious options (in an amount and at an exercise price to be agreed) to acquire common shares of Harmony.

     SECTION  7.  Conditions   Precedent.   The  Closing  of  the   transactions
     contemplated hereby shall be subject to the satisfaction (or waiver by the appropriate party) of the following conditions precedent:
                  (a) with respect to Curious and/or Harmony, as appropriate:

     (i) Harmony shall have delivered on or prior to the Closing Date original share certificates evidencing the Initial Shares duly issued on or before the Closing Date in the name of the appropriate member of the Curious Management Group or such person's designee, against the execution and delivery by each member of the Curious Management Group of their Employment Contract;

                  (ii) The representations and warranties made by Harmony and Curious (together the "Transferors") herein shall be true and correct on and as of the date hereof and shall be deemed to be restated and remade on and as of the Closing Date;

                  (iii) Transferors shall not have issued or agreed to issue (conditionally or otherwise) any new Common Stock (other than pursuant to this Agreement) or new securities directly or indirectly convertible, exchangeable or exercisable into Common Stock; and

                                  Exhibit 10.31

                  (iv) Transferors shall have delivered evidence, in a form reasonably satisfactory to the Curious Management Group, that Curious has duly authorized additional Common Stock sufficient to allow Curious to consummate the transactions provided for in this Agreement.

                  (b) The Closing of the transactions contemplated hereby shall be further subject to the satisfaction (or waiver by unanimous action of the Curious Management Group and Harmony) of the following conditions precedent:

                  (i) There shall not be any pending or seriously threatened injunction or restraining order issued by a court of competent jurisdiction against the consummation of the issuance of the Common Stock pursuant to this Agreement or against any of the transactions contemplated hereby;

                  (ii) Each member of the Curious Management Group shall execute and deliver to Harmony an Employment Contract substantially in the form of Exhibit A hereto; and

                  (iii) All conditions set forth in subsection (a) above shall have been satisfied (or waived by unanimous action of the Curious Management Group) on or before the Closing Date (or such later date as the parties hereto may specify in writing).

     SECTION  8.  General   Representations  and  Warranties.   Each  Transferor
     represents and warrants to each member of Curious Management Group, as of the date hereof and the Closing Date, that:

                (a) it has full corporate power and corporate authority, and has taken all corporate action necessary to execute and deliver this Agreement and all documents required to be executed and delivered by it hereunder, and to fulfill its obligations hereunder and thereunder, and to consummate the transactions contemplated hereby and thereby;

                  (b) the  execution,  delivery  and  performance  by it of this
Agreement and the transactions contemplated hereby does not and will not violate
(i) any law or regulation of the jurisdiction under which it exists, (ii) to its knowledge, any other law, statute, order, judgment, rule or regulation applicable to it or (iii) any other agreement to which it is a party or by which it or its assets is bound;

                  (c) this Agreement has been duly executed and delivered by it and constitutes its legal, valid and binding obligation, enforceable in accordance with its terms (except as such enforceability may be limited by applicable bankruptcy, reorganization, fraudulent transfer, moratorium or other similar laws relating to creditors' rights generally);

                  (d) all approvals or consents of, authorizations or other actions by, or filings with, any governmental authority or other person or entity necessary for the validity or enforceability of its obligations under this Agreement, and all documents required to be executed and delivered by it hereunder, have been obtained and are in full force and effect;

                  (e) no broker, finder or other person or entity acting pursuant to the authority of either Transferor is entitled to any broker's fee or other commission in connection with the transactions contemplated hereby;

                  (f) in the case of Harmony only, it is the sole legal and beneficial owner and holder of the Shares (which constitute all of the issued and outstanding shares of Common Stock), and it has good and marketable title to the Shares;

                                  Exhibit 10.31

                  (g) the Initial Shares are duly authorized, validly issued, fully-paid, non-assessable and free and clear of all liens, claims, charges, restrictions, adverse claims, encumbrances or security interests of any kind; and

                  (h) no litigation or adversarial proceedings are pending or, to the knowledge of the Transferors, threatened which would adversely affect the consummation or performance of the transactions contemplated by this Agreement.

                  SECTION 9. No Additional Shares. Except as otherwise permitted by this Agreement, Transferors shall not issue or agree to issue (conditionally or otherwise) any new Common Stock or new securities directly or indirectly convertible, exchangeable or exercisable into shares of Common Stock.

                  SECTION 10. Purchase and Sale Representations and Acknowledgments. Each member of the Curious Management Group represents and warrants to Harmony that such person is acquiring Common Stock hereunder for investment purposes and not with a view to distribution or resale in a manner which would violate Federal securities laws.

                    SECTION 1 1. Restrictions on Transfer.

                           (a) Transfer/Issuance. The Initial Shares and, upon payment of the exercise price required by Section 2 at a time permitted under this Agreement, the Option Shares (together, 44 restricted Common Stock7') will be promptly issued or transferred to, and a certificate or certificates for such restricted Common Stock shall be issued in the name of, the appropriate member of the Curious Management Group (each a "Recipient"). In addition to members of the Curious Management Group to whom shares of restricted Common Stock are issued or transferred under this Agreement, the term "Recipient" shall refer to such individual's designated beneficiary, surviving spouse, estate, or legal representative. For purposes of this Agreement, however, any such beneficiary, spouse, estate, or legal representative shall be considered as one person with the appropriate member of the Curious Management Group.

                           (b) Shareholder  Status.  Upon issuance of restricted
                    Common Stock as provided for in the preceding subsection, the Recipients shall be shareholders of all of the shares of restricted Common Stock represented by the certificate or certificates. As such, the Recipients will have all the rights of shareholders with respect to such shares of restricted Common Stock, including the right to vote such shares and to receive all dividends and other distributions (subject to Section 1 1 (c)) paid with respect to them; provided, however, that such shares of restricted Common Stock shall be subject to the restrictions in Section 11(e). Stock certificates representing restricted Common Stock will be imprinted with a legend stating that the Common Stock represented thereby may not be sold, exchanged, transferred, pledged, hypothecated, or otherwise disposed of except in accordance with the terms of this Agreement, and each transfer agent (if any) for Common Stock shall be instructed to like effect in respect of such shares of restricted Common Stock.

                                  Exhibit 10.31

                           (c) Stock Splits,  Dividends, etc. If, due to a stock
                    split, stock dividend, combination of shares of Common Stock, or any other change or exchange for other securities by reclassification, reorganization, merger, consolidation, recapitalization or otherwise, the Recipients, as the owners of shares of restricted Common Stock subject to restrictions hereunder, shall be entitled to new, additional, or different shares of stock or securities, the certificate or certificates for, or other evidences of, such, new additional, or different shares of stock or securities, together with a stock power or other instrument of transfer appropriately endorsed, also shall be imprinted with a legend as provided in Section 1 1 (b). When and if the event(s) described in the preceding sentence occur, all provisions of this Agreement relating to restrictions and lapse of restrictions will apply to such new, additional, or different shares of stock or securities to the extent applicable to the shares of restricted Common Stock with respect to which they were distributed; provided, however, that if the Recipient shall receive rights, warrants or fractional interests in respect of any of such shares of restricted Common Stock, such rights or warrants may be held, exercised, sold or otherwise disposed of, and such fractional interests may be settled, by the Recipient free and clear of the restrictions hereafter set forth.

                           (d) Restricted Period.  The term "Restricted  Period"
                    with respect to restricted Common Stock (after which restrictions shall lapse) and Options means a period starting on the date of issuance (the "Date of Issuance") of such restricted Common Stock or Options to the Recipient and ending on such date three years after the Date of Issuance; provided, however, that the Restricted Period shall be terminated simultaneously with (i) a public offering of any of the Common Stock, (ii) a sale of all or substantially all of the assets of Curious, or (iii) the sale transfer or exchange of a controlling interest in the Common Stock.

               (e) Restrictions on 0ptions, Initial Shares and Option Shares. The restrictions to which restricted Common Stock and Options shall be subject are:

                         (i) During the  Restricted  Period  applicable  to such
                    restricted Common Stock and Options, and except as otherwise specifically provided in this Agreement, none of such restricted Common Stock shall be sold, exchanged, transferred, pledged, encumbered, hypothecated, or otherwise disposed of,

               (ii) If a Recipient's employment is terminated for any reason, including such Recipient's death or disability, at any time before the Restricted Period ends, the Company shall so notify each of the Recipients. Upon such termination, the Company shall have the right to repurchase all restricted Common Stock (for $0.50 per share) and/or Options (for $0.49 per Option) held by such Recipient.

          (f) Transfers Upon Death of Recipient. Nothing in this Plan will preclude the transfer of restricted Common Stock, on the Recipient's death, to the Recipient's legal representatives or estate, nor preclude such representatives or estate from transferring any of such Common Stock to the person(s) entitled thereto by will or the laws of descent and distribution; provided, however, that any restricted Common Stock so transferred as to which such restrictions have not lapsed will remain subject to all restrictions and obligations imposed on them by this Agreement.

                                  Exhibit 10.31

          SECTION 12. Accounting. Commencing on or before January 1, 1997, and continuing until any Change In Control:

(a) the Curious Management Group shall perform at Curious certain accounting functions including, but not limited to: (i) operating a general ledger system separate from the general ledger system operated by Harmony; (ii) submitting to Harmony monthly (within two weeks of the conclusion of each month) current, accrual-based financial statements; (iii) maintaining at Curious the original documentation relating to the financial statements provided for in the preceding subsection, which shall made available to Harmony (and which Harmony may copy during the course of any audit), on reasonable notice, for an audit to be conducted at the offices of Curious in New York following any calendar quarter; provided, however, that any such audit shall be concluded not later than 60 days following the conclusion of the preceding quarter; (iv) preparing and delivering to the Curious Board for its approval annual operating and capital expenditures budgets; and (v) preparing and submitting to Harmony on a quarterly basis a commitment analysis with respect to Curious employees then being paid draws. Harmony shall not request that Curious submit to Harmony original documentation underlying the reports, financial statements and analyses to be provided to Harmony pursuant to this subsection. "Original documentation" includes, but is not necessarily limited to, originals or copies of checks, vendor invoices, purchase orders, Curious invoices, contracts, bids and job actuals. Notwithstanding the foregoing, however, Original documentation will be made available to Harmony in connection with any audit conducted pursuant to this subsection and Harmony shall be permitted to make and retain copies of such Original documentation.

                  (b) Harmony shall serve as the payroll service with respect to the staff and freelance payroll of Curious. In exchange for such service Curious will pay to Harmony a handling fee equal to 0.05% of the gross freelance wages (exclusive of any payroll, tax, pension and welfare payments) paid on behalf of Curious. In addition, Curious shall pay to Harmony its share of workers compensation and production insurance.

                  (c) Curious shall pay the reasonable actual costs of any audits of Curious; provided, however, that, so long as there is no final determination finding the existence of material irregularities with respect to the finances of Curious, Curious shall not be obligated to pay more than $8,000 per calendar year in respect of audits performed pursuant to this subsection.

                  (d) All cash management relating to the business of Curious shall be performed by Curious in New York. Harmony shall have the right to remove from the accounts of Curious from time-to-time cash of Curious which is in excess of the amount needed for the reasonable working capital needs of Curious and to make the capital expenditures authorized by Section 5 above. Notwithstanding the foregoing, in the event that the Curious Management Group contends that Harmony has removed from Curious cash in an amount greater than is permitted by this subsection, Harmony acknowledges that, if the contentions of the Curious Management Group are true, Harmony's conduct would cause Curious irreparable harm (provided, however, that this statement shall not be admissable with respect to any claim by the Curious Management Group due to Harmony's conduct). Accordingly, Harmony consents to an expedited review of its conduct by a mutually acceptable third party in the event that Curious contends that Harmony has removed cash from Curious in excess of the amount permitted pursuant to this subsection; provided, however, that any "Big Six" accounting firm shall be deemed acceptable for such purpose..

                                  Exhibit 10.31

                  SECTION 13. Curious Board. A board of directors shall be established to oversee the business of Curious and shall consist of one member to be designated by Harmony and two members to be designated by the Curious Management Group; provided, however, that Harmony shall not be entitled to designate a member of the Curious Board if it ceases to be a shareholder of Curious.

                  SECTION 14. Notices. All notices and communications between the parties hereto shall be given or confirmed in writing and shall be delivered either personally, by registered or certified mail, by overnight courier service, or by telecopy transmitted to each party at the addresses or telecopy numbers specified on the signature page hereto or to such other or additional addresses or telecopy numbers as either such party may hereafter specify to the other in writing, and shall be effective when received.

                  SECTION 15. Entire Agreement; Amendments. This Agreement shall constitute the complete agreement of the parties hereto with respect to the subject matter hereof and supersede all prior or contemporaneous negotiations, promises, covenants, agreements or representations. This Agreement may not be amended, modified or supplemented, except by an instrument in writing executed by both parties hereto.

                  SECTION 16. No Relationship . Other than as expressly set forth herein, nothing in this Agreement shall establish any fiduciary, partnership, joint venture or similar relationship between or among the parties hereto.

                  SECTION 17. Further Assurances. From and after the date hereof, Harmony and Curious and each member of the Curious Management Group covenant and agree to execute and deliver, at the request and expense of the other, all such agreements, instruments and documents and to take all such further actions as the other party hereto may reasonably deem necessary from time to time to carry out the intent and purposes of this Agreement and to consummate the transactions contemplated hereby.

                  SECTION 18. Binding Effect. The terms of this Agreement shall be binding upon, shall inure to the benefit of, and shall be enforceable by, the Curious Management Group, Harmony and Curious and their respective permitted successors and assigns.

                  SECTION 19. Specific Performance. The parties agree that irreparable damage would occur in the event any of the provisions of this Agreement were not to be performed in accordance with the terms hereof or were otherwise breached and, accordingly, that the parties shall be entitled to specific performance of the terms hereof and to an injunction or injunctions to prevent breaches of this Agreement, in addition to any other remedies at law or in equity to which they may otherwise be entitled.

                                  Exhibit 10.31

                  SECTION 20. Counterpart Execution; Telecopies. This Agreement may be executed in any number of counterparts, each of which, when so executed and delivered, shall be an original, but all of which together shall constitute one agreement binding on the parties hereto. Transmission by telecopier of an executed counterpart of this Agreement shall be deemed to constitute due and sufficient delivery of such counterpart, provided that the party so delivering such counterpart shall, promptly after such delivery, deliver the original of such counterpart of this Agreement to the other party.

                  SECTION 21. Governing Law. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK, WITHOUT REFERENCE TO THE CONFLICTS OF LAWS PRINCIPLES THEREOF.

                                  Exhibit 10.31

          SECTION 22. Captions. The captions and headings hereunder are for convenience only and shall not affect the interpretation or construction of this Agreement.
                  IN WITNESS WHEREOF, the undersigned have caused this Agreement to be executed and delivered as of the date first above stated.

                                                   CURIOUS PICTURES CORPORATION

                                                       by:/S/Harvey Bibicoff

                               Address for Notice

                                                       440 Lafayette Street
                                                       New York, N.Y. 10003

                                                   Telephone No.: (212) 674-1400
                                                   Facsimile No.: (212) 674-0081

                                                       HARMONY HOLDINGS, INC.

                                                       by:/S/Harvey Bibicoff

                               Address for Notice:
                      1990 Westwood Boulevard, Suite 3 1 0
                              Los Angeles, CA 90025

                                                   Telephone No.: (310) 446-7700
                                                   Facsimile No.: (310) 446-7711


                                  Exhibit 10.31

                                                       MEMBERS OF THE CURIOUS

                                MANAGEMENT GROUP:

                                                       by:/s/Susan Holden Squibb

                               Address for Notice

                                 33 Windsor Road
                         Hastings-on-Hudson, N.Y. 10706

                                                   Telephone No.: (914) 478-5381
                                                   Facsimile No.: (212) 674-0081

                                                       By:/s/Richard Winkler

                               Address for Notice

                                                    605 West I I I th Street #52
                                                    New York, N.Y. 10025

                                                   Telephone No.: (212) 222-7930
                                                   Facsimile No.: (212) 674-0081

                               By:/s/Stephen Oakes

                               Address for Notice

                                                    147 West I 5th Street # 1 03
                                                    New York, N.Y. 10013

                                                   Telephone No.: (212) 645-2542
                                                   Facsimile No.: (212) 674-0081

                               By:/s/Stephen Oakes

                               Address for Notice

                                                       241 West 4th Street #4A
                                                       New York, N.Y. 100 14

                                                   Telephone No.: (212) 929-4861
                                                   Facsimile No.: (212) 674-0081

                    Exhibit 10.31