Form 10-K
period 1997-06-30
HARMONY HOLDINGS INC
filed 1997-09-26
CIK 878246

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
(Mark One)
[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
     For the Fiscal Year ended June 30, 1997; or
[-] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
     For the Transition Period from ______ to ______

Commission File Number  1-19577

                             HARMONY HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                            95-4333330
     (State or Other Jurisdiction       (I.R.S. Employer Identification No.)
  of Incorporation or Organization)

    1990 Westwood Boulevard, Suite 310
          Los Angeles, California                    90025-4676
      (Address of Principal Executive                (Zip Code)
                 Offices)

Registrant's Telephone Number, Including Area Code:  (310) 446-7700
                                                     --------------
Securities Registered Pursuant to Section 12(b) of the Act:     NONE
Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the average of the closing bid and asked prices of such stock as reported on the National Association of Securities Dealers Automated Quotation System as of September 24, 1997):

                    Common Stock, $.01 par value-$13,312,604

         Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

         Class                         Outstanding at September 24, 1997
   Common Stock, par value                        6,462,429 shares
     $.01 per share

                     DOCUMENTS INCORPORATED BY REFERENCE
The Company's definitive Proxy Statement related to its Annual Meeting of Stockholders (incorporated by reference into Part III-Items 10, 11, 12 and 13)

                          Index to Exhibits at Page 38

                              PART I

              Special Note Regarding Forward Looking Statements

              Certain statements constitute "forward-looking statements "within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

              ITEM 1. BUSINESS

              General Development of Business

              Harmony Holdings, Inc. (the "Company") conducts its operations through its wholly owned subsidiaries, Harmony Pictures, Inc., Melody Films, Inc., Lexington Films, Inc., The End Inc., The Beginning Inc., The Moment, Inc., The End (London) Ltd., Velocity Film, Inc.(ceased operations, March, 1996), Curious Pictures Corporation, Hollywood Business Solutions, Inc., Harmony Entertainment, Inc. and Harmony Media Communications Inc. (ceased operations, April, 1997) Unless the context indicates otherwise, the term "Company" includes all of these subsidiaries. Curious Pictures Corporation is 99% owned, the 1% minority interest is not presented separately as the amounts are not significant.

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

              The Company does a small percentage of its business in music videos. The production cycle for music videos is similar to that of television commercials, but the budgets are generally smaller, ie. $50,000 to $100,000 and occasionally up to $1,000,000. The Company is generally involved in the post production phase of music videos. The client for music videos is usually the record company or the performer directly.

              Contracts for the production of television commercials are generally awarded by advertising agencies on behalf of their clients on the basis of personal relationships between the advertising agency, the advertiser and the television commercial production company, along with the expertise, reputation and creative vision of the director and the budgeted cost of the commercial as prepared by the production company.



         The Company has produced commercials for national advertisers and Fortune 500 companies such as AT&T, American Airlines, American Express, Bank of America, Blue Cross, Budweiser, Burger King, Cadillac, Cartoon Network, Chevrolet, Clorox, Coca-Cola, Coors, Crest, Disney World, Ford Motor Company, Frito-Lay, General Mills, General Motors, Gerber, Hallmark, Honda, JC Penny, Jeep, Jello, Kellogg's, Mattel, McDonald's, Mercedes, Michelob, Nestle, Nintendo, Nissan, Panasonic, Pepsi, Phillip Morris, Quaker Oats, Reebok, Sears, Sprint, Taco Bell, Texas Instruments, 3M, Toyota, Tylenol, United Airlines, among others.

         Commercial Directors

         Each subsidiary company has under exclusive contract a group of commercial television directors. These commercial television directors vary in experience and in creative style. This varied talent pool results in the Company's ability to produce a broad range of television commercials.

         Sales and Marketing Strategy

         The Company maintains excellent relationships with and does work and provides services for most of the major advertising agencies, including Leo Burnett Advertising; Foote, Cone & Belding; DDB Needham; Grey Advertising; Young & Rubicam; J. Walter Thomson, McCann Erickson and Chiat/Day; among others. There were no agencies which accounted for more than 10% of the Company's total revenue during 1997 or 1996, while one agency accounted for more than 15% of such total revenue of the Company during 1995. In the event that the Company no longer receives contracts from or through this agency, the Company does not consider that the loss would have a material adverse effect on its business.

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

         The markets for television commercials consist of national/regional television networks, regional television stations or syndication and national cable networks. Within each of these markets there exist sub-markets based on the nature of the advertiser - national or multi-national companies versus local businesses and high- and low- budget commercials. The "spots", as they are called in the business, are placed by the advertiser through its advertising agency.

         Traditionally, the Company's marketing efforts have focused on national and multi-national advertisers, national network commercials and higher budget commercials. Generally, the Company's budget for a commercial ranges from $100,000 to $400,000 and occasionally may be in excess of $1,000,000.

         The Company's subsidiaries= services are marketed by both in-house and independent sales representatives who seek out available commercial projects suitable for the Company's commercial television directors. These efforts are usually directed towards advertising agencies located in the major markets of New York, Los Angeles, Chicago, Detroit, Dallas, San Francisco and in regional markets.

         To sell the commercial television director's work, the sales staff uses as its primary tool the commercial director=s reel. This reel is a visual "resume" containing samples of a particular director's work (most frequently in the form of commercials) demonstrating the director's creativity and experience. Several reels are developed by each company (company reels) featuring its commercial television directors and highlighting different creative areas and subject matter. These reels are constantly updated.

         The companies also advertise in trade publications on an occasional basis to maintain visibility among advertisers and advertising agencies and to publicize specific information such as additions to the directorial roster, completion of a significant commercial, or the recognition of awards and achievements.

     The marketing of music videos is done by The End, Inc. and is achieved through its internal sales efforts. Music videos are marketed directly to an individual artist or record company, or both. The End, Inc. has the reputation and the relationships from which its business is derived.

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

         The Initial Concept. Advertising agencies develop commercial ideas based upon the needs of their clients. These ideas are embodied in a story board written and created by the advertising agency. The story board combines a script and the visual story line. After the client approves the idea, the agency approaches several production companies to determine how each company and its director would bring the commercial concept to fruition. It is common for the production companies to be selected for a bid based primarily on the reputation and talent of commercial television directors associated with the production company.

         Bidding. Personnel at the television commercial production companies analyze the commercial concept as communicated by the advertising agency. The director and the production company determine how the story board can best be captured on film. They ascertain what subcontractors must be hired, what locations must be secured, what free-lance technical support is to be employed, what equipment is to be leased and what the total cost will be to film the commercial. During this stage, the television commercial production company and the director often suggest changes to the story board both to enhance the commercial and to enable the commercial to be filmed within the agency's and client's budget expectations. The time frame from submission of a budget to completion and delivery of a commercial usually ranges from three weeks to six weeks.

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

         Pre-Production. Once the commercial is "awarded", the production company enters the pre-production period. The production company hires a line producer who works with the director to produce the commercial. Locations are selected; sets are designed and built; props fabricated or procured; and, if applicable, characters are cast and wardrobe selected. At a formal meeting preceding the principal photography, the advertising agency approves all of the creative choices made in preparation for filming.

         Principal Photography. Principal photography can require from one day to a month depending upon the number of commercials shot and the technical complexity of the commercial. The Company engages independent contractors and crews on a commercial-by-commercial basis to perform the tasks involved in the production of the commercial. Typically, for a one-spot commercial, principal photography will last one to two days.

         Throughout the process, the advertising agency and/or the client's personnel approve each scene as it is shot.

         The commercial is shot on motion picture film which is developed at a laboratory. The developed images are then viewed by the advertising agency, the client and the production company.

         Post-Production. The post production process involves editing the film footage and sound (which may or may not be recorded during production) through color correction of the final video. This process may also involve voice-over, titles, music and special effects. While the commercial television director may or may not be an active part of the post production process, the director of music videos does take on the post production responsibility.

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

Financing the Production of Commercials

     The bid submitted to the client takes one of three forms: a "firm" bid", a cost plus fixed-fee" bid, or a "cost plus" bid. If a commercial is produced within the framework of a "firm" bid, the production company is responsible for variations within the budget. If the commercial is filmed under a "cost plus/fixed-fee" bid, production costs are charged to the client as incurred within the limits of the budget and the production company receives a predetermined fixed fee for its work. If the commercial is filmed under a cost plus/fixed fee bid, production costs are charged to the client as incurred within the limits of the budget and the production company receives a percentage of the final costs for its work.

     Despite the differences in the structure of the forms of bid, the risk of cost overages to the Company of a "firm" bid as opposed to a "cost plus/fixed-fee" bid or a cost plus bid are not substantially different because the Company is responsible for unapproved cost overages that exceed the budget. During fiscal 1997, approximately 95% of the Company's television commercial productions were "firm" bid and approximately 5% were "cost plus/fixed-fee" bid or cost plus. This cost plus bid's during fiscal 1996 were also approximately 5%.

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

Employees

         The Company employs 63 persons on a full-time basis. Additionally, the Company has 33 directors of commercials under contract most of whom are independent contractors and 9 salespersons, some of whom are independent contractors. Of such persons, 9 are officers or other senior executives of the Company. The Company does not anticipate any material change in the number of its full-time employees in the near future. None of the Company's full-time employees are represented by a labor union and the Company believes that it has good relationships with its employees.

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

Competition

         The television commercial production industry is a highly fragmented $2+billion dollar industry, with most of the Company's competitors being relatively small operations. The Company's large director roster with its range of creative ability, expertise and wide experience coupled with the Company's reputation, advertising agency relationships and financial strength, provide the Company with a competitive edge.

         Due to the fragmentation of the competition in this industry, it is possible for the Company to increase market share even if the market should contract. Since the market is approximately $2+ billion, with no company currently having more than 3%, there is potential for significant growth.

         There is no one commercial production company or group of companies that dominates the industry. Harmony Holdings, Inc. believes it is one of the largest companies in the industry. There are no published or reliable sources of information on other television commercial production companies with which to make a comparison. The leaders in the business are, in general, larger companies like Harmony Holdings Inc., such as: Propaganda Films, Partners USA, Ridley Scott Associates (RSA) and Industrial Light and Magic.

ITEM 2.   PROPERTY

Properties and Facilities

         The Company leases the following properties:

------------------------------------------------ -------------------------------- -----------------------------------

               Company / Address                          Term of lease                Summary of rental rates
------------------------------------------------ -------------------------------- -----------------------------------

Harmony Holdings, Inc. (Office)                  2/1/95 - 1/31/00                 Years 1-3: $7500/month
1990 Westwood Blvd. Suite 310                                                     Remainder $8,250/month
Los Angeles, California 90025
                                                                                  Years 1-3: $3750/month
Space extension                                  4/1/95 - 1/31/00                 Remainder $4125/month
 ................................................ ................................ ...................................
 ................................................ ................................ ...................................

Harmony Pictures, Inc. (Office)                  12/1/94 - 11/30/01               $10,530/month
6806 Lexington Ave.                                                               6/1/97: Increase of 7-1/2%
Hollywood, California 90038                                                       12/1/99: Increase of 7-1/2%
 ................................................ ................................ ...................................
 ................................................ ................................ ...................................

Curious Pictures Corporation (Office and         1/1/94 - 12/31/03                Years 1-4: $11034/month
Production)                                                                       Remainder: $11979/month
440 Lafayette Street                                                              Annual rent increase of 31/2%
New York, New York 10003

Space extension                                  7/1/97 - 2/7/08

Curious Pictures Corporation (Production)
48 Great Jones Street
New York, New York 10003                         4/1/95 - 8/31/97                 Year one: $3,300/month
                                                                                  Year two:  $3,400/month
Curious Pictures Corporation
28 East 10th Street Suite 2B
New York, NY  10017                              11/16/96 - 8/31/98
                                                                                  Monthly $3,300/month
Curious Pictures Corporation                     8/1/96 - 8/31/99
1360 Mission Street Suite 201                                                     Monthly $2,245/month
San Francisco, Ca  94103
 ................................................ ................................ ...................................









   ............................................. ................................ ...................................

   The End, (London) Ltd. (Office)               11/29/96 - 11/28/2000            Annual      $25,215
   8 Golden Square
   London, England W1RAF




   ............................................. ................................ ...................................
   ............................................. ................................ ...................................

   The End, Inc. (Office)                        Suite 400: 5/1/94 -10/31/97      Monthly:   $5,425
   8060 Melrose Avenue 4th floor                 Suite 200: 5/1/94 -10/31/97                       $1,020
   Los Angeles, California 90046                 Suite 205: 4/1/95 -10/31/97                       $1,948
                                                 Suite 215: 4/1/95 -10/31/97                       $   775
                                                 Suite 230:12/1/94 10/31/97                        $   859

   The End, Inc. (Production Facility)           2/24/97 - 2/24/98                Monthly     $1,844
   5036 N. Pico Blvd.
   Los Angeles, California 90036


   ............................................. ................................ ...................................
   ............................................. ................................ ...................................

   Harmony Media Communications, Inc. (Office)   4/1/95 - 1/31/2000               Years 1-3: $1,875/month
   1990 Westwood Blvd. Suite 310                                                  Remainder $2063/month
   Los Angeles, California 90025
   ............................................. ................................
   --------------------------------------------- -------------------------------- -----------------------------------

   Harmony Pictures, Inc.                        1/1/94 - 10/23/98                1995         $10,429/month
   The End, Inc.(Office)                                                          1996         $10,742/month
   119 5th Avenue. 6th floor                                                      1997         $11,064/month
   New York, New York 10017                                                       1998         $11,396/month
   --------------------------------------------- -------------------------------- -----------------------------------


         The Company also leases storage facilities in New York, New York; Los Angeles, California; and Sun Valley, California.

         The various leases listed above range in size from 500 square feet to approximately 12,000 square feet.

ITEM 3.   LEGAL PROCEEDINGS

           On October 9, 1996,  Unimedia  filed an action (served on October 13,
1996) in the United States District Court for the Central District of California against the Company and its Chairman of the Board, seeking, among other things, rescission of the purchase from the Company of 1,000,000 shares of its Common Stock, specific performance requiring the Company to proceed with the transaction, damages for violation of Rule 10b-5 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, fraud and breach of contract, and declaratory and injunctive relief. The action was dismissed with prejudice on August 4 1997 as part of the stock purchase agreement between Unimedia, Childrens Broadcasting Corporation and the Company (see item 7, management's discussion and analysis of financial condition and results of operations on page 17).

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


Fiscal Year - 1996:             High                    Low
Quarter Ended                   Trade                   Trade

September 30, 1995              3.63                    1.63
December 31, 1995               2.63                    1.38
March 31, 1996                  2.56                    1.38
June 30, 1996                   2.88                    1.91


Fiscal Year - 1997:             High                    Low
Quarter Ended                   Trade                   Trade

September 30, 1996              2.31                    1.44
December 31, 1996               2.00                    1.19
March 31, 1997                  2.38                    1.28
June 30, 1997                   2.31                    1.59


         On September 24, 1997, the closing bid and asked prices were $ 2.06 and $ 2.06 and the last trade was $ 2.06. On such date there were 62 holders of record of the Common Stock.

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

Statement of Operations Data:

-------------------------------------- -------------- ------------- ------------- ------------- -------------

                                          Year Ended    Year Ended    Year Ended    Year Ended    Year Ended
                                             6/30/97       6/30/96       6/30/95       6/30/94       6/30/93
-------------------------------------- -------------- ------------- ------------- ------------- -------------

Contract revenue                           $  64,831    $   60,415     $  61,227     $  42,602     $  24,786

Cost of production                            52,174        51,041        50,920        35,291        20,299
                                       -------------- ------------- ------------- ------------- -------------
                                       -------------- ------------- ------------- ------------- -------------

Gross profit                                  12,657         9,374        10,307         7,311         4,487

Selling expenses                               3,238         3,001         2,808         2,223         1,518

Operating expenses                             7,327         6,639         7,161         6,286         5,940

Depreciation and amortization                    620           564           528           399           323

Abandoned projects                                 -           652             -             -             -

Litigation expense                                 -           200           486             -             -

Severance salaries                                 -           186             -             -             -
                                       -------------- ------------- ------------- ------------- -------------
                                       -------------- ------------- ------------- ------------- -------------

Income (loss) from operations                  1,472       (1,868)         (676)       (1,597)       (3,294)

Interest income (expense), net                    40         (243)           (9)            23            88

Income (loss) before taxes                     1,511       (2,111)         (685)       (1,574)       (3,206)

Income tax expense                               179            20             0             0             0
                                       -------------- ------------- ------------- ------------- -------------
                                       ============== ============= ============= ============= =============

Net income (loss)                            $ 1,332  $   (2,131)      $   (685)  $  (1,574)    $  (3,206)
                                       ============== ============= ============= ============= =============
                                       ============== ============= ============= ============= =============

Net income (loss) per share                   $ 0.20     $  (0.37)     $  (0.12)     $  (0.30)     $  (0.84)

Average shares outstanding                     6,682         5,692         5,567         5,316         3,800
-------------------------------------- -------------- ------------- ------------- ------------- -------------


Balance Sheet Data
------------------------------------------------------------------------------------------------

                                     6/30/97     6/30/96     6/30/95      6/30/94       6/30/93
------------------------------------------------------------------------------------------------

Cash                               $   2,355     $   447    $    230      $   663       $ 1,917

Current assets                         9,505       4,986       7,707        5,487         5,522

Goodwill, net (1)                      2,758       2,969       3,181        3,393         3,611

Total assets                          14,505       9,687      12,955       10,345         9,950
                                                   5,382
Current liabilities                    6,748                   6,196        3,931         4,325

Subordinated notes payable                 0         385         385            0             0

Total liabilities                      6,748       5,382       6,581        3,931         4,325

Stockholders '  equity               $ 7,757     $ 4,304     $ 6,374       $ 6,414      $ 5,625
------------------------------------------------------------------------------------------------

         (1) The goodwill is primarily associated with the acquisition of Harmony Pictures, Inc. and Melody Films, Inc, by Ventura. See Note 1 of "Notes to Consolidated Financial Statements".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward Looking Statements

         Certain statements constitute "forward-looking statements "within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

Results of Operations

General

         The Company is primarily engaged in the production of television commercials. Contract revenues are recognized using the percentage of completion method.

         The Company's revenues have remained stable in recent years, due primarily to management's goal of increasing profit margins. Management of the Company has instituted and is actively pursuing a number of measures to increase production efficiencies and decrease operating overhead in order to continue increasing gross profits as a percentage of revenues and to increase net income. The particular approaches or measures to increase profitability include the following: revision of contractual arrangements with commercial television directors to reduce the level of profit participation by such directors with respect to individual commercial projects; increased utilization of staff production personnel (as opposed to freelance personnel) to reduce related costs of production; efforts to discourage the acceptance of new projects on terms that are likely to result in low gross profit margins; and a restructuring of sales commission arrangements to effect a sliding scale reduction in such commissions that corresponds to reduced levels of profitability of particular projects. During 1996, the Company ceased operations of two businesses and several ventures that were not showing a potential for profit in the foreseeable future. The Company produced 260 jobs, 235 jobs and 249 jobs for the years ended June 30 1997, 1996 and 1995, respectively. At average revenues of $249,000, $257,000 and $246,000, respectively and at average costs of $201,000, $217,000 and $205,000 respectively.

Seasonality

         There is not a consistent pattern to the level of monthly business from one year to the next. During the year ended June 30, 1997, revenue was the highest during the third quarter which was consistent with the prior year. The Company is not aware of any seasonal factors which may affect the comparability of the results of operations as set forth on the following page.

Year Ended June 30, 1997 as Compared with Year Ended June 30, 1996

         For the year ended June 30, 1997, revenues increased by approximately 7%, or $4,416,224, to $64,830,918 from $60,414,694 for the year ended June 30,
1996. In the television commercial production industry, commercial production contracts are awarded based on many factors, including the expertise, reputation and creative vision of the directors associated with the television commercial production company. The companies that ceased operations during 1996 accounted for $4,252,634 or 7% of the Company=s revenue. The remaining companies increase in revenue for fiscal 1997 was $8,668,858. The growth in revenue was primarily attributed to The End, Inc. and Curious Pictures Corporation.

         Cost of  production  is directly  related to revenues  and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production for the year ended June 30, 1997, increased by approximately 2%, or $1,133,533, to $52,174,372 from $51,040,839 for the year ended June 30,
1996. Expressed as a percentage of revenues, cost of production for fiscal 1997 was approximately 80% compared with 84% for fiscal 1996, and resulted in a gross profit percentage of approximately 20% and 16%, respectively. Cost of production decreased as a percentage of revenue and gross profit increased for the year ended June 30, 1997, primarily due to management's continuing efforts to reduce costs and maximize it=s purchasing power. Cost of production for operations ceased during 1996 was $4,120,503. The remaining companies net increase in cost of production was $5,254,036 and was attributed to the increase in revenue.

         Selling expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of commercial contracts. Selling expenses for the year ended June 30, 1997, increased to $3,237,854 from $3,000,549 for the year ended June 30, 1996 representing an increase of $237,305. Selling commissions increased by $107,749, while other selling expenses increased by $129,556. Selling expenses for the operations ceased during 1996 was $245,668. The remaining companies net increase in selling expenses was $482,973. The following account for the primary changes in selling expense; Selling expenses for the two new subsidiaries, The End (London) Ltd. and Harmony Entertainment, Inc. $139,915, the remaining companies had the following: increases in selling commissions of $223,685, sales salaries of $81,889, costs incurred for speculation commercials produced to enhance existing directors show reels and not as a result of a contract with an agency of $37,552, promotional and entertainment cost of $57,669 and a decrease in advertising expense of $60,936.

Operating expenses consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. Operating expenses for the year ended June 30, 1997, increased to $7,326,757 from $6,638,908 for the year ended June 30, 1996, representing a increase of $687,849 or 10%. Operating expenses for the operations ceased during 1996 was $594,399. The remaining companies net increase in operating expenses was $1,275,367. The increases in operating expense was primarily attributable to an increase in profit participation's at the subsidiary level and salaries of $767,794, rent $107,463, advertising $83,799, telephone $75,126 and entertainment $54,125 offset by decreases in accounting fees $64,482, bad debts $59,005, insurance $54,234 and licenses $38,573. The increase in operating expense from The End (London) Ltd. and Harmony Entertainment was $220,346.

         Depreciation and amortization expense increased for the year ended June 30, 1997, to $620,400 from $564,271 for the year ended June 30, 1996, representing an increase of $56,129. The change is due to the increase in depreciable assets of $793,292. The primary increase in fixed assets related to leasehold improvements, computers and furniture and fixtures at Curious Pictures Corporation.

         Interest income increased for the year ended June 30, 1997, to $78,708 from $4,644 for the year ended June 30, 1996, representing an increase of $74,064. The increase was a result of more cash held in short-term investments.

         Interest expense decreased for the year ended June 30, 1997, to $39,053 from $247,663 for the year ended June 30, 1996, representing a decrease of $208,610. The decrease was primarily attributed to less borrowings under the line of credit.

         Income tax expense was $178,763 for the year ended June 30, 1997. The tax expense is primarily attributable to federal alternative minimum tax and state taxes imposed by various states in which the companies conduct business. A full valuation allowance has been established as the Company cannot determine that it is more likely than not that the deferred tax assets will be realized. During the year ended June 30, 1997, the Company's effective income tax rate varied from the statutory federal tax rate as a result of state taxes of $139,529 and a $782,000 benefit from the utilization of fully reserved operating loss carry forwards, of which $134,850 related to state operating carry forwards.

Year Ended June 30, 1996 as Compared with Year Ended June 30, 1995

         For the year ended June 30, 1996, revenues decreased by approximately 1%, or $812,124, to $60,414,694 from $61,226,818 for the year ended June 30,
1995. In the television commercial production industry, commercial production contracts are awarded based on many factors, including the expertise, reputation and creative vision of the directors associated with the television commercial production company. The companies that ceased operations during 1996 accounted for $4,252,634 or 7% of the Company=s revenue.

         Cost of  production  is directly  related to revenues  and includes all
direct  costs   incurred  in  connection   with  the  production  of  television
commercials including film, crews, location fees and commercial directors' fees. Cost of production for the year ended June 30, 1996, increased by approximately
 .2%, or $120,507,  to $51,040,839  from  $50,920,332 for the year ended June 30,
1995. Expressed as a percentage of revenues, cost of production for fiscal 1996 was approximately 84% compared with 83% for fiscal 1995, and resulted in a gross profit percentage of approximately 16% and 17%, respectively. The fact that cost of production and gross profit remained steady for the year ended June 30, 1996, was primarily due to management's continuing efforts to reduce costs and maximize its purchasing power, countered by the increased competitive factors within the commercial production industry. Cost of production for operations ceased during the year was $4,120,503 expressed as a percentage of revenue was 98% and resulted in a gross profit of 2%.

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

         Depreciation and amortization expense increased for the year ended June 30, 1996, to $564,271 from $528,259 for the year ended June 30, 1995, representing a increase of $36,012. The change is due to the increase in depreciable assets of $336,272 and a one time write off of $24,887 in net book value, of assets, due to the termination of operations of two of the Company's subsidiaries.

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

         Interest expense increased for the year ended June 30, 1996, to $247,663 from $65,314 for the year ended June 30, 1995, representing an increase of $182,349. The increase was a result of borrowings under a line of credit agreement, which accounted for $71,631 plus amortized loan fees of $54,072 and interest and amortization of original issue discount for the subordinated debt of $115,604.

         Income tax expense was $20,000 for the year ended June 30, 1996. The tax expense is attributable to state taxes imposed by various states in which the companies conduct business. A full valuation allowance has been established as the Company cannot determine that it is more likely than not that the deferred tax assets will be realized. During the years ended June 30, 1996, 1995 and 1994, the Company's effective income tax rate varied from the statutory federal tax rate as a result of operating losses for which no tax benefit has been recognized due to the change in the valuation allowance on the net deferred tax asset.

New Accounting Pronouncements

         The  Statement of Financial  Accounting  Standard  Number 128 (SFAS No.
128), "Earnings Per Share" ("EPS"), issued by the Financial Accounting Standards Board is effective for financial statements issued for the periods ending after December 15, 1997, including interim periods. The SFAS No. 128 requires restatement of all prior period EPS data presented. The new standard also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company does not expect the adoption will have a material effect on its EPS calculation.

     Statements of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the SFAS is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

         Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the SFAS is effective for financial statements with fiscal years beginning after December 15,1997. Earlier application is permitted. SFAS No 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

         Statements of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the SFAS is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its Results of Operations.

Liquidity and Capital Resources

Year Ended June 30, 1997 as Compared with Year Ended June 30, 1996

     As of June 30, 1997, the Company had working capital of $2,756,364 including cash of $2,354,625 compared to current liabilities in excess of current assets of $396,296, including cash of $446,740 at June 30, 1996. Cash provided by operating activities for the year ended June 30, 1997, increased $1,403,521 to $1,595,065 from cash provided by operations of $191,544 for the year ended June 30, 1996. The material items relating to the net increase in cash provided by operations were: $3,463,668 increase in income from operations; $4,642,662 increase in billed and unbilled accounts receivable; $4,347,134 increase in accounts payable and accrued expenses, $1,023,445 increase in other current assets and other assets and an increase in deferred income of $797,789.

     Cash used in investing activities (ie: capital expenditures) for the year ended June 30, 1997, increased $665,908 to $1,002,180 from $336,272 for the year ended June 30, 1996. The increase was primarily due to an increase in the amount of capital expenditures at Curious Pictures Corporation and cash disbursements made to an officer recorded as a note receivable.

     Cash provided by financing activities for the year ended June 30, 1997, increased $953,441 to $1,315,000 from $361,559 for the year ended June 30, 1996. The material increase in the amount of cash provided by financing activities were: $2,000,000 of proceeds from the issuance of stock, $385,000 paydown on subordinated debt and a $600,000 decrease in net borrowings on the line of credit agreement.


Year Ended June 30, 1996 as Compared with Year Ended June 30, 1995

         As of June 30, 1996, the Company=s current liabilities exceeded current assets by $396,296 including cash of $446,740 compared to working capital of $1,510,959, including cash of $229,909 at June 30, 1995. Cash provided by operating activities for the year ended June 30, 1996, increased 131% or $812,192 to $191,544 from cash used in operations of $620,648 for the year ended June 30, 1995. The material increases in the amount of cash provided by operations were $1,445,343 increase in loss from operations; $5,124,793 decrease in billed and unbilled accounts receivable; $3,821,663 decrease in accounts payable and accrued expenses and $810,570 decrease in prepaid expenses and other assets.

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

         On May 10, 1995, the Company originally entered into a $3,000,000 asset based revolving line of credit with a bank, with interest at the bank's prime rate plus 1.0% per annum, collateralized by the assets of the Company. The bank's prime rate at June 30, 1997 was 8.50%. The maximum outstanding balance during the year ended June 30, 1997 was $600,000 and the weighted average interest rate was 8.33%. The agreement expires October 31, 1997. Borrowing is based upon certain percentages of acceptable receivables. There was nothing outstanding on the line of credit as of June 30, 1997. The loan agreement has certain financial covenants and the Company was in compliance with these requirements as of June 30, 1997.

         To the extent that future revenues and related gross profits from these operations do not provide sufficient funds to offset operating costs, the Company's present resources will decrease. The Company, as of June 30, 1997 had entered into various employment agreements with its officers and others which obligate it to make minimum payments of approximately $7,856,674 over the next five years. The payments due are $3,814,473, $2,545,151, $1,258,550, $159,000
and $79,500 for the years ended June 30, 1998,  1999,  2000,  2001 and 2002.  Of these amounts $4,679,600 are for administrative personnel and $3,177,074 are for commercial television directors and salespeople. Certain of these agreements provide for additional compensation based on revenues and other items of the subsidiaries. Other agreements provide for additional compensation based on certain defined operating profits of the subsidiaries. This additional compensation is payable whether or not the Company has a profit. Some of the television directors who are associated with the Company receive monthly draws against the directors' compensation for production of commercials. The monthly draws equal the minimum guaranteed compensation payable to such directors. Although the draws are recoupable by the Company out of compensation otherwise payable to such directors, such directors are not obligated to repay such draws, if their fees for commercials produced do not exceed the monthly draws that have been paid. Consequently, the Company is obligated to provide compensation to these directors whether or not they are directing commercials. Most of the
Company's  sales  personnel   receive  monthly  draws  offset  by  their  earned
commissions. During the fiscal year ended June 30, 1997, the Company paid $2,068,599 in such draws to these directors and sales people; they earned $4,064,294 in fees, which sum exceeded the draws advanced by $2,102,339. On a individual basis some of the directors and sales personnel's fees earned were less than their draws and decreased the Company's profits by $43,824.

         Pursuant to a Stock Subscription Agreement entered into in July 1996, the Company sold to Unimedia, S.A., a French company ("Unimedia"), 1,000,000 shares of Common Stock of the Company at a purchase price of $2.00 per share. The purchase price was received by the Company on August 16, 1996, and the certificates representing such shares were issued in the name of Unimedia on August 20, 1996. The shares were not included in an effective Registration Statement under the Securities Act of 1933, as amended ("the Act"), but were issued pursuant to the exemption set forth in Section 4(2) of the Act and the Rules and Regulations issued thereunder by the Securities and Exchange Commission ("SEC").

          The Company, its Chairman of the Board and Unimedia entered into an agreement dated July 27, 1996, requiring the parties to negotiate in good faith before September 30, 1996, an agreement providing for the sale of all the ordinary shares of Unimedia by the holders thereof in exchange for 10,000,000 shares of Preferred Stock and 10,000,000 shares of Common Stock of the Company. Such an agreement was not negotiated before September 30, 1996, and accordingly the transaction, although previously publicly announced, was not consummated.

         On July 21, 1997, Children's Broadcasting Corporation ("CBC"), Harvey Bibicoff ("Bibicoff") and the Company entered into an agreement (the "Bibicoff Stock Purchase Agreement"), whereby Bibicoff agreed to sell, and CBC agreed to buy, 600,000 shares of the Company's Common Stock (the "Bibicoff Shares"), together with options to purchase 550,000 shares of the Company's Common Stock at an exercise price of $1.50 per share (the "Options"), for $1,760,000. CBC also issued 60,000 shares of its Common Stock to Bibicoff. Such shares had a fair market value of $247,500 in the aggregate, based upon the last reported sale price for such stock on the date of closing. The closing on the purchase of the Bibicoff Shares and the Options occurred on July 22, 1997. The Bibicoff Stock Purchase Agreement further provides that Bibicoff will not acquire any securities of the Company for a period of three years, other than shares of the Company's Common Stock to be acquired upon the exercise of stock options held by him as of July 22, 1997.

         On July 21, 1997, CBC and Unimedia, entered into an agreement, ( the "Unimedia Agreement") whereby Unimedia agreed to sell, and CBC agreed to buy, 1,000,000 shares of Common Stock of the Company (the "Unimedia Shares") for $2,600,000 and Unimedia agreed to dismiss the litigation entitled Unimedia S.A.
V. Harmony Holdings, Inc. and Harvey Bibicoff, Case No. CV 96-7109 JGD (RNBx), pending in the United States District Court for the Central District of California,. CBC assigned its right to buy 230,769 of the Unimedia Shares to the Company, thereby reducing the number of issued and outstanding shares of Common Stock of the Company and resulting in a purchase price to CBC of $2,000,000. The closing of the purchase of the Unimedia Shares occurred on July 25, 1997.

         As a result of CBC's acquisition of the Bibicoff Shares and the Unimedia Shares, CBC acquired a 27.4% beneficial interest in the Common Stock of the Company. Prior to the change in control Bibicoff had a beneficial interest in the Common Stock of the Company of 19.2% and Unimedia had a beneficial interest in the Common Stock of the Company of 15.0%.

          Immediately following the closing of the transactions described in the Bibicoff Agreement and the Unimedia Agreement, Bibicoff resigned as Chairman of the Board and as a director of the Company. The other members of the Board of Directors of the Company, before resigning, elected Christopher T. Dahl a director of the Company and appointed him Chairman of the Board of the Company. Mr. Dahl appointed two directors, Richard W. Perkins, a director of CBC, and William M. Toles, a shareholder of CBC, to fill the vacancies on the Board of Directors of the Company. The new Board of Directors then and appointed William
E. Cameron to fill an additional available director position. Prior to the closing of the purchase of the Bibicoff Shares and the Options, Bibicoff entered into an amended and restated employment agreement with the Company to serve as the Company's Chief Executive Officer for a period of two years.

         The Company has no material commitments for capital expenditures and has not made any arrangements for external sources of financing other than what has been disclosed. Management believes that the Company's present cash and other resources are sufficient for its needs for at least the next twelve months

Inflation         Inflation has not had a significant effect on the Company.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOUSERS ABOUT MARKET RISK

          Inapplicable

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              INDEX TO FINANCIAL STATEMENTS


              Page

     Report of Independent Certified Public Accountants................20

     Consolidated Balance Sheets as of June 30, 1997
     and 1996 21

     Consolidated Statements of Operations for the
      years ended June 30, 1997, 1996 and 1995.........................22

     Consolidated Statement of Stockholders' Equity
     for the years ended June 30, 1997, 1996 and 1995..................23

     Consolidated Statements of Cash Flows for the years
     ended June 30, 1997, 1996 and 1995................................24


     Notes to Consolidated Financial Statements........................25-35


     Schedule II - Valuation and Qualifying Accounts...................36

        REPORT OF  INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



     The Board of Directors
     Harmony Holdings, Inc.


     We have audited the accompanying balance sheets of Harmony Holdings, Inc. as of June 30, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmony Holdings, Inc. as of June 30, 1997and 1996 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

     Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

     BDO SEIDMAN, LLP


     Los Angeles, California
     August 29, 1997



     Harmony Holdings, Inc.
     Consolidated Balance Sheets
       ------------------------------------------------------------------------------- ------------------ -----------------
                                                                                         June 30, 1997     June 30, 1996
       ------------------------------------------------------------------------------- ------------------ -----------------
       Assets

       Current Assets:
          Cash                                                                             $   2,354,625     $     446,740
          Accounts receivable - net of allowance for doubtful accounts of $97,646              5,280,665         3,725,404
          and $75,629
          Unbilled accounts receivable                                                           865,560           376,811
          Other current assets                                                                   794,883           437,153
                                                                                                 208,889         -
          Note receivable from officer (note 12)
                                                                                       ------------------ -----------------
                                                                                       ------------------ -----------------
                                                                                               9,504,622
           Total current assets                                                                                  4,986,108
                                                                                               1,953,064
       Property and equipment, at cost, net of accumulated depreciation and                                      1,565,672
       amortization (note 2)
                                                                                               2,757,665
       Goodwill, net of accumulated amortization of $1,454,643 and $1,242,862                                    2,969,446
                                                                                                 289,695
       Other assets                                                                                                165,546
                                                                                       ------------------ -----------------
                                                                                       ================== =================
                                                                                            $ 14,505,046
           Total assets                                                                                       $  9,686,772
                                                                                       ================== =================
                                                                                       ================== =================

       Liabilities and Stockholders' Equity

       Current Liabilities:
          Accounts payable                                                                 $   1,694,219      $  1,242,517
          Accrued liabilities  (note 6)                                                        4,230,668         2,087,787
          Bank line of credit (note 7)                                                                 -           300,000
          Deferred income                                                                        823,371         1,367,100
          Subordinated notes payable (note 8)                                                          -           385,000
                                                                                       ------------------ -----------------
                                                                                       ------------------ -----------------
                                                                                               6,748,258
            Total current liabilities                                                                            5,382,404

        Commitments and Contingencies (note 9)

       Stockholders' Equity: (note10)

       Preferred Stock, $.01 par value, authorized 10,000,000 shares; none issued

       Common Stock, $.01 par value, authorized 20,000,000 shares, issued and                     66,933            56,933
       outstanding 6,693,198 and 5,693,198
       Additional paid-in capital                                                             14,845,129        12,735,136
       Accumulated deficit                                                                   (7,155,274)       (8,487,701)
                                                                                       ------------------ -----------------
                                                                                       ------------------ -----------------
                                                                                               7,756,788
       Stockholders' equity                                                                                      4,304,368
                                                                                       ------------------ -----------------
                                                                                       ================== =================

       Total Liabilities and Stockholders' Equity                                           $ 14,505,046      $  9,686,772
                                                                                       ================== =================
                                                                                       ------------------ -----------------



                    See accompanying notes to consolidated financial statements


     Harmony Holdings, Inc.
     Consolidated Statement of Operations
       -------------------------------------------------- ------------------------------------------------------------
                                                                             Years Ended June 30,
                                                                 1997                1996                 1995
       -------------------------------------------------- ------------------- -------------------- -------------------
       -------------------------------------------------- ------------------- -------------------- -------------------
       Contract revenues                                       $  64,830,918        $  60,414,694       $  61,226,818
       Cost of production                                         52,174,372           51,040,839          50,920,332
                                                          ------------------- -------------------- -------------------
                                                                              -------------------- -------------------
           Gross profit                                           12,656,546            9,373,855          10,306,486
       Selling expenses                                            3,237,854            3,000,549           2,807,902
       Operating expenses                                          7,326,757            6,638,908           7,161,205
       Depreciation and amortization                                 620,400              564,271             528,259
       Abandoned projects                                                  -              651,861                   -
       Litigation expense (note 3)                                         -              200,000             486,050
       Severance salaries (note 4)                                         -              186,488                   -
                                                          -------------------
                                                                              -------------------- -------------------
           Income (loss) from operations                           1,471,535          (1,868,222)           (676,930)
       Interest income                                                78,708                4,644              56,346
       Interest expense                                             (39,053)            (247,663)            (65,314)
                                                          ------------------- -------------------- -------------------
       Net income (loss) before income taxes                       1,511,190          (2,111,241)           (685,898)
       Income tax expense (note 5)                                   178,763               20,000                   -
                                                          ------------------- -------------------- -------------------
                                                                              -------------------- -------------------
       Net Income (loss)                                        $  1,332,427        $ (2,131,241)       $   (685,898)
                                                          ===================
                                                          =================== ==================== ===================
       Net income (loss) per share                                   $  0.20             $ (0.37)            $ (0.12)
       Weighted average shares outstanding                         6,681,529            5,692,120           5,567,242
       -------------------------------------------------- ------------------- -------------------- -------------------
               See accompanying notes to consolidated financial statements



     Harmony Holdings, Inc.
     Consolidated Statements of Stockholders' Equity
                                      --------------------------------
                                      -------------------- -----------
                                            Shares           Amount     Paid in Capital          Deficit              Equity
       ------------------------------ -------------------- ----------- ------------------- -------------------- --------------------
       ------------------------------ -------------------- ----------- ------------------- -------------------- --------------------

       Balance at July 1, 1994                  5,427,320    $ 54,273        $ 12,030,204        $ (5,670,562)          $ 6,413,915
       Sale of common stock                       232,900       2,335             643,698                    -              646,033
       Net Loss                                         -           -                   -            (685,898)            (685,898)
                                      -------------------- ----------- ------------------- -------------------- --------------------
                                      -------------------- ----------- ------------------- -------------------- --------------------

       Balance at June 30, 1995                 5,660,220      56,608          12,673,902          (6,356,460)            6,374,050
       Sale of common stock                        32,978         325              61,234                    -               61,559
       Net Loss                                         -           -                   -          (2,131,241)          (2,131,241)
                                      -------------------- ----------- ------------------- -------------------- --------------------
                                      -------------------- ----------- ------------------- -------------------- --------------------

       Balance at June 30, 1996                 5,693,198      56,933          12,735,136          (8,487,701)            4,304,368
       Sale of common stock                     1,000,000      10,000           1,990,000                    -            2,000,000
       Issuance of stock options                        -           -              44,993                    -               44,993
       (note 10)
       Subsidiary share transfer                        -           -              75,000                    -               75,000
       (note 9)
       Net Income                                       -           -                   -            1,332,427            1,332,427
                                      -------------------- ----------- ------------------- -------------------- --------------------
                                      ==================== =========== =================== ==================== ====================
       Balance at June 30, 1997                 6,693,198    $ 66,933        $ 14,845,129        $ (7,155,274)          $ 7,756,788
                                      ==================== =========== =================== ==================== ====================
                                      -------------------- ----------- ------------------- -------------------- --------------------


                    See accompanying notes to consolidated financial statements


     Harmony Holdings, Inc.
     Consolidated Statements of Cash Flows
       ----------------------------------------------------------------- ------------------------------------------------------
                                                                                            Years Ended June 30,
                                                                                1997              1996              1995
       ----------------------------------------------------------------- ------------------- ---------------- -----------------
       ----------------------------------------------------------------- ------------------- ---------------- -----------------
       Increase (Decrease) in cash Cash flows from operating activities:
       Net Income (Loss)                                                        $ 1,332,427    $ (2,131,241)       $ (685,898)
       Adjustments   to  reconcile  net  income  (loss)  to  cash  from
       operating activities:
           Depreciation and amortization                                            620,400          564,271           528,259
           Amortization of prepaid interest                                               -           91,759            42,056
           Provision for doubtful accounts                                           22,017           49,765            75,629
           Issuance of non-cash compensation expense                                119,993                -                 -
           Changes in operating assets and liabilities:
               Accounts receivable                                              (1,577,278)        1,519,044       (1,870,811)
               Unbilled accounts receivable                                       (488,749)        1,057,591         (703,211)
               Other current assets                                               (357,730)          311,177         (153,991)
               Other assets                                                       (126,869)          227,669         (117,733)
               Accounts payable                                                     451,702      (1,024,617)           763,302
               Accrued liabilities                                                2,142,881        (727,934)         1,305,810
               Deferred income                                                    (543,729)          254,060           195,940

                                                                         ------------------- ---------------- -----------------
                                                                         ------------------- ---------------- -----------------
       Net cash provided by (used in) operating activities                        1,595,065          191,544         (620,648)
                                                                         ------------------- ---------------- -----------------
                                                                         ------------------- ---------------- -----------------

       Cash flows from investing activities:
           Capital expenditures                                                   (793,291)        (336,272)         (732,259)
           Net loans to Ventura - line of credit                                          -                -            26,644
                                                                                  (208,889)                -                 -
           Note receivable from officer (note 12)
                                                                         ------------------- ---------------- -----------------
                                                                         ------------------- ---------------- -----------------
       Net cash used by investing activities                                    (1,002,180)        (336,272)         (705,615)
                                                                         ------------------- ---------------- -----------------
                                                                         ------------------- ---------------- -----------------
       Cash flows from financing activities:
           Proceeds from issuance of stock                                        2,000,000           61,559           508,395
           Issuance of subordinated notes payable                                 (385,000)                -           385,000
           Net borrowings under bank line of credit                               (300,000)          300,000                 -
                                                                         ------------------- ---------------- -----------------
                                                                         ------------------- ---------------- -----------------
       Net cash provided by financing activities                                  1,315,000          361,559           893,395
                                                                         ------------------- ---------------- -----------------
                                                                         ------------------- ---------------- -----------------
       Net increase (decrease) in cash                                            1,907,885          216,831         (432,868)
       Cash, beginning of year                                                      446,740          229,909           662,777
                                                                         ------------------- ---------------- -----------------
                                                                         =================== ================ =================
       Cash, end of year                                                        $ 2,354,625        $ 446,740         $ 229,909
                                                                         =================== ================ =================
                                                                         =================== ================ =================
       Supplemental disclosures of cash flow information:
       Cash paid for interest                                                        62,905           71,631            10,632
       Income taxes                                                                  57,289           43,900            25,389
       Non-cash compensation expense                                                119,993                -                 -
       ----------------------------------------------------------------- ------------------- ---------------- -----------------

        See accompanying notes to consolidated financial statements

                            Harmony Holdings, Inc.
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------




         1.           Summary of Significant Accounting Policies:

         Organization, Business, and Principles of Consolidation

                   Harmony Holdings, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 5, 1991 as a wholly owned subsidiary of Ventura Entertainment Group Ltd. ("Ventura"). In
         connection  with its  formation  and  initial  capitalization,  Ventura contributed all of the capital stock of Harmony Pictures, Inc. ("Harmony") and Melody Films, Inc. ("Melody") to the Company. Harmony and Melody have been operating since 1979. In March 1990, Ventura acquired Harmony and Melody from its co-founders, Stuart Gross and Robert Lieberman. The Company conducts its operations through its wholly owned subsidiaries, Harmony Pictures, Inc., Melody Films, Inc., Lexington Films, Inc., The End Inc., The Beginning Inc., The Moment Inc., The End (London) Ltd., Velocity Film, Inc.(ceased operations, March, 1996), Curious Pictures Corporation, Hollywood Business Solutions, Inc., Harmony Entertainment, Inc. and Harmony Media Communications Inc. Unless the context indicates otherwise, the term "Company" includes all of these subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. As of June 30, 1994, Ventura owned approximately 27 percent of the Company's common stock. As of June 30, 1995, Ventura had sold its entire interest in the Company. Curious Pictures Corporation is 99% owned, the 1% minority interest is not presented separately as the amounts are not significant.

                  The Company operates in one reportable segment, producing television commercials, music videos and related media. The Company's services are usually directed towards advertising agencies located in the major markets of New York, Los Angeles, Chicago, Detroit, Dallas, San Francisco and in regional markets.

         Contract Revenues

                  The Company produces television commercials and music videos under firm bid or cost plus fixed fee contracts, which are typically less than one month in duration. At June 30, 1997 and 1996, the Company had no long-term contracts. Contract revenues are recognized using the percentage of completion method. The percentage of contract revenues recognized is computed at that percentage of estimated total revenues that incurred costs to date bears to total estimated costs, after giving effect to the most recent estimate of costs to complete. Revisions in costs and revenue estimates are reflected in the period in which the facts which require the revision become known. Deferred income represents amounts billed in excess of revenues earned.

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

                       Harmony Holdings, Inc.
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------



          1.       Summary of Significant Accounting Policies Continued:

         Goodwill

                  Goodwill primarily represents the excess of Ventura's purchase price, including additional payments over the fair market value of
         Harmony Pictures and Melody Films net assets at the date of acquisition. Goodwill is being amortized on a straight line basis over 20 years. The Corporation continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit. Amortization expense for the year ended June 30, 1997, 1996 and 1995 was $211,780 for all years.

         Income Taxes

                  The Company applies SFAS No. 109, " Accounting for Income Taxes." SFAS No. 109 prescribes the use of the liability method to compute the differences between the tax bases of assets and liabilities and the related financial reporting amounts using currently enacted future tax laws and rates.

         Income (Loss) Per Share

                  Income (loss) per share computations are based on the weighted average number of common and common equivalent shares outstanding. Income (loss) per share computations also include the potential dilution resulting from the assumed exercise of stock options and warrants utilizing the treasury stock method when the effect of such common equivalent shares is dilutive.

         Stock Based Compensation

                  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" SFAS 123 establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on July 1, 1996. SFAS 123 also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock issued to Employees," or SFAS 123. The Company has chosen to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.

                  If SFAS 123 is not adopted related to stock-based employee compensation, SFAS 123 for footnote purposes requires that companies measure the cost of stock-based employee compensation at the grant date based on the value of the award and recognize this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

         Use of Estimates

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

                       Harmony Holdings, Inc.
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------



         1.       Summary of Significant Accounting Policies Continued:

         New Accounting Pronouncements

                  The Statement of Financial Accounting Standard Number 128 (SFAS No. 128), "Earnings Per Share" ("EPS"), issued by the Financial Accounting Standards Board is effective for financial statements issued for the periods ending after December 15, 1997, including interim periods. The SFAS No. 128 requires restatement of all prior period EPS data presented. The new standard also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company does not expect the adoption will have a material effect on its EPS calculation.

               Statements of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the SFAS is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

                  Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the SFAS is effective for financial statements with fiscal years beginning after December 15,1 997. Earlier application is permitted. SFAS No 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

                  Statements of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the SFAS is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its Results of Operations.

                       Harmony Holdings, Inc.
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------



         2.       Property and Equipment:

         Property and equipment is summarized as follows:

           -------------------------------------------------------- --------------------------------------

                                                                                  June 30,
           -------------------------------------------------------- --------------------------------------

                                                                           1997               1996

           Furniture and fixtures                                   $   905,697         $    793,984

           Computer equipment                                         1,602,756            1,004,781

           Leasehold improvements                                       765,325              681,721
                                                                    ------------------- ------------------
                                                                    ------------------- ------------------

                                                                      3,273,778            2,480,486

           Less: accumulated depreciation and amortization            1,320,714              914,814
                                                                    ------------------- ------------------
                                                                    =================== ==================

                                                                    $ 1,953,064          $ 1,565,672

                                                                    =================== ==================
                                                                    ------------------- ------------------





               Depreciation and amortization expense for the years ended June 30,1997, 1996 and 1995 was $405,900, $352,491 and $316,479.



         3.       Litigation Expense:

                  Litigation expense for June 30, 1996, and 1995, relates to the termination and settlement with a former chief operating officer of the Company. The $486,050 in litigation expense as of June 30, 1995, was net of an expected insurance reimbursement of $283,950 of which $200,000 was reversed during the year ended June 30, 1996.

         4.       Severance Salaries

               Severance salaries are the costs associated with the termination of former employees of the Company.

                       Harmony Holdings, Inc.
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------



         5.       Income Taxes:

                  For the year ended June 30, 1997, income tax expense consisted of $ 39,234 federal alternative minimum taxes and $139,529 state taxes currently payable. For the year ended June 30, 1996 income tax expense consisted of state taxes currently payable and for the year ended June 30, 1995, the Company had no current and deferred income tax expense.

                  The primary components of temporary differences which give rise to the Company's net deferred asset at June 30, is as follows:


                          ---------------------------------------- ----------------- ----------------
                                                                         1997             1996
                          ---------------------------------------- ----------------- ----------------
                          Deferred tax assets:
                             Net operating loss carry forwards     $    2,321,000    $  3,103,000
                             Accrued vacation                              59,000          63,000
                             Accounts receivable reserve                       -           30,000
                             Prepaid interest                                  -           54,000
                             Other temporary differences                       -            7,000
                                                                   ----------------- ----------------
                                                                   ----------------- ----------------
                                                                        2,419,000       3,257,000
                          Deferred tax liabilities:
                             Depreciation                                 (40,000)        (30,000)
                          Valuation allowance                          (2,379,000)     (3,227,000)
                                                                   ----------------- ----------------
                                                                   ================= ================
                             Net deferred tax asset                $            0      $        0

                                                                   ================= ================
                                                                   ----------------- ----------------


                  A full valuation allowance has been established as the Company cannot determine that it is more likely than not that the deferred tax assets will be realized.

                  During the year ended June 30, 1997, the Company's effective income tax rate varied from the statutory federal tax rate as a result of state taxes of $139,529 and a $782,000 benefit from the utilization of fully reserved operating loss carry forwards, of which $134,850 related to state operating carry forwards.

                  During the years ended June 30, 1996 and 1995, the Company's effective income tax rate varied from the statutory federal tax rate as a result of operating losses for which no tax benefit has been recognized due to the change in the valuation allowance on the net deferred tax asset.

                  At June 30, 1997, the Company has federal and California net operating loss carry forwards for tax purposes of approximately $6.5 million and $1.4 million which expire from fiscal 2005 through 2011. The Company's ability to utilize the net operating loss carry forwards are dependent upon the Company's ability to generate taxable income in future periods. Federal net operating loss of $5.1 million are limited to $1.3 million per year, due to ownership changes as defined under
         Section 382 of the Internal Revenue Code of 1986 (the "Code"). Any unused portion can be carried forward and utilization of the net operating loss carry forward may be limited in any one year by alternative minimum tax rules.

                       Harmony Holdings, Inc.
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------





         6.       Accrued Liabilities:

                  Accrued liabilities consisted of the following:

                  ----------------------------------------------------------------------
                                    June 30,
                  ----------------------------------------------------------------------
                                                       1997                1996
                  Accrued production costs      $     1,717,261   $       806,289
                  Accrued director fees               1,085,024           652,983
                  Other                               1,428,383           628,515
                                                ----------------------------------------
                                                ========================================
                                                $     4,230,668    $    2,087,787
                                                ========================================
                                                ----------------------------------------


         7.       Bank Line of Credit:

                  On May 10, 1995, the Company entered into a $3,000,000 asset based revolving line of credit with a bank, with interest at the bank's prime rate plus 1.0% per annum, collateralized by the assets of the Company. The bank=s prime rate at June 30, 1997 was 8.50%. The maximum outstanding during the year ended June 30, 1997 was $600,000 and the weighted average interest rate was 8.33%. The agreement expires October 31, 1997. Borrowing is based upon certain percentages of acceptable receivables. There was nothing outstanding on the line of credit as of June 30, 1997. The loan agreement has certain financial covenants and the Company was in compliance with these requirements as of June 30, 1997.

         8.       Subordinated Notes Payable:

                  On January 10, 1995, the Company received $385,000 from the issuance of long-term subordinated notes. The notes bear interest at the rate of 7% per annum and were due upon the earlier of July 10, 1996, or ten days after the closing of the Company's next underwritten public offering of securities. These notes were subordinated to any future institutional lender. These notes were re-paid on July 10, 1996.

                  Additionally,   in   connection   with  the  issuance  of  the
         subordinated notes, 77,000 shares of restricted common stock were issued in February, 1996.

                  The value assigned to the restricted stock was recorded as prepaid interest and amortized over the period of the subordinated notes.

                       Harmony Holdings, Inc.
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------





         9.       Commitments and Contingencies:

                  The Company is a party to a number of noncancelable operating lease agreements involving buildings and equipment which expire at various dates. The future minimum lease commitments as of June 30, 1997 are as follows:


                  ------------------------------ --------------------------------
                  Year                                                    Amount
                  ------------------------------ --------------------------------
                  1998                                              $    741,272
                  1999                                                   657,833
                  2000                                                   538,873
                  2001                                                   446,487
                  2002                                                   360,296
                  Thereafter                                           1,982,933
                                                 --------------------------------
                                                 ================================
                  Total minimum payments                            $  4,727,694
                                                 ================================
                                                 --------------------------------



               Total rental expense for the years ended June 30, 1997, 1996 and 1995 aggregated $774,396, $696,110 and $670,285.

                  The Company has entered into various employment agreements with its officers and others which obligate it to make minimum payments of approximately $7,856,674 over the next five years. The payments due are $3,814,473, $2,545,151, $1,258,550, $159,000 and $79,500 for the
         years ended June 30, 1998, 1999, 2000, 2001 and 2002. Of these amounts $4,679,600 are for administrative personnel and $3,177,074 are for commercial television directors and salespeople. Certain of these agreements provide for additional compensation based on revenues and other items. Other agreements provide for additional compensation based on certain defined operating profits. This additional compensation is payable whether or not the Company has a profit. Some of the television directors who are associated with the Company receive monthly draws against the directors' compensation for production of commercials. The monthly draws equal the minimum guaranteed compensation payable to such directors. Although the draws are recoupable by the Company out of compensation otherwise payable to such directors, such directors are not obligated to repay such draws, if their fees for commercials produced do not exceed the monthly draws that have been paid. Consequently, the Company is obligated to provide compensation to these directors whether or not they are directing commercials. Most of the Company=s sales personnel receive monthly draws offset by their earned commissions. During the fiscal year ended June 30, 1997, the Company paid $2,068,599 in such draws to these directors and sales people; they earned $4,064,294 in fees, which sum exceeded the draws advanced by $2,102,339. On a individual basis some of the directors and sales personnel's fees earned were less then their draws and decreased the Company's profits by $43,824.

                  A lawsuit  was filed on March 22,  1996,  (served  August  12,
         1996) in Superior Court of the State of California, County of Los Angeles. A wrongful death claim has been made by the estate of Henry Gillermo Urgoiti, his wife and three children for an accident that occurred during the filming of a music video in August 1995. The complaint contains six causes of action, three causes for negligence, one cause for negligent product liability, one cause for strict liability and one cause for breach of warranty. Harmony Holdings, Inc., has been named in all six causes of action, Harmony Pictures Inc., The End Inc. and three of it's employees have been named in one of the negligence claims. Other defendants include Southern California Edison, Virgin Records America, Inc. Bell Helicopters and Helinet Aviation Services. While it is too early in the discovery process to assess economic risk, management has been advised by the Company's insurance

                       Harmony Holdings, Inc.
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

         9. Commitments and Contingencies Continued:

         broker that there is adequate insurance to cover any damages assessed against the Company. The probability of an unfavorable outcome and range of possible loss is unknown. Accordingly no amounts have been accrued at June 30, 1997.

         A cross-complaint related to the preceding matter, was filed on December 23, 1996 in Superior Court of the State of California, County of Los Angeles. The complaint has been filed by Virgin Records Limited against The End, Inc. and Southern California Edison for contractual indemnity, equitable indemnity, comparative contribution and declaratory relief. While it is too early in the discovery process to assess economic risk or insurance coverage. The Company's insurance broker has advised management that there is adequate insurance to cover any damages assessed against the Company. The probability of an unfavorable outcome and range of possible loss is unknown. Accordingly no amounts have been accrued at June 30, 1997.


          The Company entered into a share transfer agreement with four members of management of Curious Pictures Corporation dated December 15, 1996. The agreement calls for stock equaling one percent (1%) of Curious Pictures Corporation outstanding common stock to be issued to the four members of management, collectively, upon the signing of the agreement. The four members of management have the ability to earn an additional fifty percent (50%) of the company through yearly stock option grants statring with calendar year 1997 that are tied to the performance of Curious Pictures Corporation. The stock options are not exercisable until after December 31, 1998. After the four members of management have acquired stock and options representing fifty one percent (51%) of Curious Pictures Corporation, the Company has the right to put its remaining forty nine percent 49% of Curious Pictures Corporation to the four members of management for a price to be determined based on fair value at that time, but not to be less than $1,960,000. Based on a recent valuation of Curious Pictures Corporation, $75,000 of compensation expense is included in the statement of operations for the year ended June 30, 1997.

          On June 18, 1997, the Company guaranteed a $250,000 line of credit between Cinequanon Pictures International, Inc. and Imperial Bank. The line of credit matures on September 30, 1997.

                       Harmony Holdings, Inc.
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------



                    10.    Stockholders' Equity and Stock Option Plan:

                  Pursuant to a Stock Subscription Agreement entered into in July 1996, the Company sold to Unimedia, S.A., a French company ("Unimedia"), 1,000,000 shares of Common Stock of the Company at a purchase price of $2.00 per share. The purchase price was received by the Company on August 16, 1996.

                  During the year ended June 30, 1997, the Company has issued 257,500 stock options to certain outside board of director members and other consultants of the Company, at prices ranging from $1.50 to $2.00. The terms of the options are from three to five years. $44,993 is included in compensation expense on the statement of operations relating to these options.

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

                       Harmony Holdings, Inc.
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------



         10.      Stockholders' Equity and Stock Option Plan continued:

                  Upon the exercise of options, the option exercise price must be paid in full, either in cash or other form acceptable to the Board, including delivery of a full recourse promissory note, delivery of shares of Common Stock already owned by the option holder or delivery of other property. Unless terminated earlier, the Stock Option Plan will terminate on August 7, 2001.

                  SFAS Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: dividend yield of zero for all years; expected volatility of 5.2 percent; risk-free interest rates of 5.9 percent and ranging from 1 to 3 years.

                  Under the accounting provisions of SFAS Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                    ----------------------------------------- ------------------ -------------------
                                                                June 30, 1997      June 30, 1996
                    ----------------------------------------- ------------------ -------------------
                    Net Income (Loss)
                        As reported                                 $ 1,332,427       $ (2,131,241)
                        Pro forma                                     1,218,362         (2,173,801)

                    Earnings (loss) per share
                        As reported                                         .20               (.38)
                        Pro forma                                           .18               (.37)
                    ----------------------------------------- ------------------ -------------------

                  A summary of the status of the Company's stock option plan as of June 30, 1996 and 1997, and the changes during the years ending on those dates is presented below:



                    ------------------------------------- -------------------------------- -------------------------------
                                                                   June 30, 1997                   June 30, 1996
                    ------------------------------------- -------------------------------- -------------------------------
                                                          Shares         Weighted-         Shares        Weighted-
                                                                         average                         average
                                                                         exercise price                  exercise price
                    Outstanding at beginning of year      1,314,500      2.45              867,000       2.87
                    Granted                               1,307,500      1.22              464,500       1.68
                    Exercised                             -              -                 -             -
                    Forfeited                             15,000         2.13              17,000        2.47
                    Outstanding at end of year            2,607,000      2.04              1,314,500     2.45
                    Options exercisable at year end       2,198,000      2.08              1,128,750     2.39
                    Weighted   average   fair  value  of  $0.17                            $0.13
                    options granted during the year
                    ------------------------------------- -------------- ----------------- ------------- -----------------

                       Harmony Holdings, Inc.
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------



         10.      Stockholders Equity and Stock Option Plan continued:

         The  following  table  summarizes   information   about  stock  options
outstanding at June 30, 1997:

           ------------------ -------------------------------------------------------- -------------------------------------
                                                Options Outstanding                            Options Exercisable
           ------------------ -------------------------------------------------------- -------------------------------------
           Range of           Number            Weighted           Weighted   Average  Number           Weighted    Average
           Exercise Prices    Outstanding       Average            Exercise Price      Exercisable  at  Exercise Price
                              At 6/30/97        Remaining                              6/30/97
                                                Contractual Life
                $1.50 - 2.00         1,905,500               3.66              $ 1.59        1,565,500               $ 1.57
                 2.01 - 3.00           438,000               2.64                2.75          394,250                 2.79
                 3.01 - 5.63           263,500               1.08                4.18          238,250                 4.25
           ------------------ ----------------- ------------------ ------------------- ---------------- --------------------
           ------------------ ----------------- ------------------ ------------------- ---------------- --------------------
                 Total               2,607,000               3.18              $ 2.04        2,198,000               $ 2.08
           ------------------ ----------------- ------------------ ------------------- ---------------- --------------------


         11.      Concentration of Credit Risks:

                  The Company's cash is deposited with various financial institutions, and are insured up to a maximum of $100,000 at each institution by the Federal Deposit Insurance Corporation ("FDIC"). At June 30, 1997, the Company's deposits with three financial institutions exceeded the maximum amount insured by the FDIC by $2,237,640 as of June 30, 1997. At June 30, 1997 the Company had bank accounts at three foriegn banks with deposits of $72,661. One customer accounted for 12% of accounts receivable as of June 30, 1997. The Company grants credit to advertising agencies, principally based in the United States. During fiscal 1997 and 1996 no one customer accounted for more than 10% of revenues. One customer accounted for 15% of revenues during fiscal 1995.


         12.       Related Party Transactions:

               As of June 30, 1997, the Company has a $208,889 note receivable from Harvey Bibicoff ,CEO of the Company , in connection with Harvey Bibicoff's purchase of stock options from its previous CEO. The note is due May 31, 1998 and accrues interest at the rate of Imperial Bank prime plus 1 1/2 percent.


                  The Company has entered into an agreement with Bibicoff & Associates, Inc., whereby they will provide investor relation services to the Company through September 30, 2000, for a flat rate of $75,000 paid upon execution of the agreement. The Company's CEO is also the president of Bibicoff & Associates, Inc.

         13.       Subsequent Event:

               On July 25, 1997, the Company re-purchased 230,769 shares (originally issued in July 1996, note 10) of its common stock at $2.60 per share for a total purchase price of $600,000.

                       Harmony Holdings, Inc.
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------



         Harmony Holdings, Inc.
         Schedule II - Valuation and Qualifying Accounts

                    --------------------- ----------------------- --------------------------- --------------- ----------------

                                          Balance at              Additions charged           Deductions      Balance at
                                          Beginning of Year       to costs and expenses                       End of Year
                    --------------------- ----------------------- --------------------------- --------------- ----------------

                    1995
                    Allowance for
                    doubtful accounts
                                                    0                       25,864                  0             25,864

                    1996
                    Allowance for
                    doubtful accounts
                                                  25,864                    49,765                  0             75,629

                    1997
                    Allowance for
                    doubtful accounts
                                                  75,629                    97,646                75,629          97,646
                    --------------------- ----------------------- --------------------------- --------------- ----------------


          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.



         PART III


                                 MANAGEMENT



         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

                  The information required by this Item is hereby incorporated by reference to the Company's definitive Proxy Statement to be utilized in connection with its annual meeting of stockholders at which Directors will be elected, which will be filed with the Commission within 120 days of the end of the Company's fiscal year.

         ITEM 11. EXECUTIVE COMPENSATION

                  The information required by this Item is hereby incorporated by reference to the Company's definitive Proxy Statement to be utilized in connection with its annual meeting of stockholders at which Directors will be elected, which will be filed with the Commission within 120 days of the end of the Company's fiscal year.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information required by this Item is hereby incorporated by reference to the Company's definitive Proxy Statement to be utilized in connection with its annual meeting of stockholders at which Directors will be elected, which will be filed with the Commission within 120 days of the end of the Company's fiscal year.

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by this Item is hereby incorporated by reference to the Company's definitive Proxy Statement to be utilized in connection with its annual meeting of stockholders at which Directors will be elected, which will be filed with the Commission within 120 days of the end of the Company's fiscal year.





                                 PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                   (a) Financial  Statements and Financial  Statement Schedules
                       and Exhibits

                  (1) The audited  consolidated  financial statements of Harmony
                      Holdings, Inc. and Subsidiaries filed as a part of this Annual Report on Form 10-K are listed in the AIndex to Consolidated Financial Statements@ preceding the Company's Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, which AIndex to Consolidated Financial Statements@ is hereby incorporated herein by reference.

                  (2) Registrant's   Schedule  II  -  Valuation  and  Qualifying
                      Accounts  is  included  with   Registrant's   Consolidated
                      Financial Statements in Item 8 hereof.


                    (3)  The  following   documents  required  by  Item  601  of
                    Regulation S-K are filed as exhibits or are incorporated by reference herein:

Exhibit Number  Description

            3. 1 Restated Certificate of Incorporation of Company, filed in the office of the Secretary of State of the State of Delaware, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-3342193), is hereby incorporated by reference.


            3.3 By-Laws of Registrant, filed in the office of the Secretary of State of the State of Delaware, filed as Exhibit 3.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-3342193), is hereby incorporated by reference.

            3. 3.1  Amendment No. 1 to By-laws of  Registrant,  filed in the office of the Secretary of State of the State of Delaware, filed as Exhibit 3.3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-3342193), is hereby incorporated by reference.

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

            10.4  Third amended and restated  employment  agreement dated as of July 22,1997 by and between Registrant and Harvey Bibicoff.

            10.23 Settlement  Agreement  and Release dated August 1, 1993 by and among Stuart Gross, Harmony Holdings, Inc. and others , filed as Exhibit 10.23 to the Company's Current Report on Form 8-K dated July 31, 1993, is hereby incorporated by reference.

            10.25 Employment  agreement dated July 1, 1994, between
                  Harmony Pictures and Jonathan Miller, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, is hereby incorporated by reference.

            10.26 Amended and restated employment agreement dated December 5, 1994, between Harmony Holdings, Inc. and Gary Horowitz, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 is hereby incorporated by reference.

            10.27 Subscription agreement dated July, 1996 by and among Unimedia, S.A., a company whose siege social is the Republic of France and Harmony Holdings, Inc. filed as Exhibit A to the Company's Current Report on Form 8-K dated August 16, 1996, is hereby incorporated by reference.

            10.28 Purchase agreement dated July 27, 1996 by and among Unimedia, S.A., a company whose siege social is the Republic of France, Harmony Holdings, Inc. and Harvey Bibicoff, filed as Exhibit B to the Company's Current Report on Form 8-K dated August 16, 1996, is hereby incorporated by reference.

              10.29 Stock Purchase Agreement among Children's Broadcasting Corporation, Harvey Bibicoff and Harmony Holdings, Inc., dated July 21, 1997, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 5, 1997, is hereby incorporated by reference.

              10.30 Stock Purchase Agreement among Children's Broadcasting Corporation and Unimedia S.A., dated July 21, 1997, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 5, 1997, is hereby incorporated by reference.

              10.31 Mutual General Release among, Unimedia, Harvey Bibicoff and Harmony Holdings, Inc., filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 5, 1997, is hereby incorporated by reference.

              21       Subsidiaries of the Registrant.

              27        Financial Data Schedule.


                  (b) Reports on Form 8-K

          Harmony Holdings, Inc. filed two Current Reports on Form 8-K dated as of July 22, 1997. The first was an item 5. Other Event, filed on July 30, 1997 and the second was an item 1. Change in Control of Registrant, filed on August 5, 1997.

                           SIGNATURES

                      Pursuant to the requirements of Section 13 or 15(d) of the
              Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                   Harmony Holdings, Inc.

                   By:/s/Harvey Bibicoff               Dated: September 25, 1997

                   Harvey Bibicoff
                   CEO

                      Pursuant to the  requirements  of the Securities  Exchange
              Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                    Signature                    Title                           Date

                /s/Harvey Bibicoff        Chief Executive                        September 25, 1997
                ------------------        Officer
                Harvey Bibicoff

               /s/Brian Rackohn
                Brian Rackohn              Chief Financial Officer               September 25, 1997
                                           (Principal Accounting Officer and
                                            Principal Financial Officer)
                /s/Christopher T. Dahl
                Christopher T. Dahl         Director                             September 25, 1997
                /s/Richard W. Perkins
                ---------------------
                Richard W. Perkins          Director                             September 25, 1997
                /s/William M. Toles
                -------------------
                William M. Toles            Director                             September 25, 1997
                /s/William E. Cameron
                ---------------------
                William E. Cameron          Director                             September 25, 1997



Exhibit 10.4


                  THIRD AMENDED AND RESTATED EMPLOYMENT AGREEMENT


         THIS THIRD AMENDED AND RESTATED EMPLOYMENT AGREEMENT is made and entered into as of July 22, 1997, by and between HARMONY HOLDINGS, INC, a corporation duly organized and existing under the laws of the State of Delaware, hereinafter referred to as "Harmony," and MR. HARVEY BIBICOFF, hereinafter referred to as "Bibicoff."

                                                      RECITALS

         1. The following recitals shall be considered a part of this Agreement, and explain the general nature and purposes of Harmony's business and Bibicoff's rights and obligations under this Agreement. Any interpretation or construction of this Agreement shall be considered in light of these recitals.

         2. Harmony is a Delaware corporation engaged in the business of producing television commercials, music videos and films.

         3. Bibicoff & Associates, Inc., a California corporation, and Harmony previously entered into an Agreement, dated July 1, 1991 (the "First Agreement"), pursuant to which Bibicoff was to and did provide services to Harmony.

         4. On or about May 2, 1994, Harmony, Bibicoff and Bibicoff & Associates, Inc. entered into an Amended and Restated Employment Agreement (the "Second Agreement") which terminated the obligations of Bibicoff & Associates, Inc. under the First Agreement and amended certain other terms and provisions thereof.

         5. On or about October 1, 1996, Harmony and Bibicoff entered into a Second Amended and Restated Employment Agreement (the "Third Agreement") which further amended and restated the terms of the Second Agreement.

         6. This Agreement is intended, and by execution hereof, Harmony and Bibicoff acknowledge that the terms of this Agreement shall supersede all terms of all other agreements, whether oral or written, entered into between Harmony, Bibicoff and Bibicoff & Associates, Inc., including, but not limited to, the First, Second and Third Agreements, and that upon execution hereof, all such prior agreements shall be immediately terminated.

         7. Bibicoff has been engaged in and has had a great deal of experience and expertise in Harmony's above-designated business.

         8. On or about July 22, 1997, Bibicoff anticipates that he will sell 600,000 shares of common stock of Harmony ("Common Stock"), together with certain options to purchase in the aggregate 550,000 shares of Harmony's Common Stock, to Children's Broadcasting Corporation, a Minnesota corporation ("Children's"). Bibicoff understands that this Agreement shall be effective against Harmony and Bibicoff only upon completion of such acquisition. The shares of Common Stock and the options mentioned above which are owned by Bibicoff and which are to be transferred to Children's shall be collectively referred to herein as the "Securities."

         9. Harmony desires to continue to employ Bibicoff and Bibicoff desires to continue to be employed by Harmony, on the terms, covenants and conditions set forth in this Agreement.

         10. In addition, in connection with the foregoing aspects of its business, Harmony develops, from time to time, confidential business data and trade secrets which it desires to protect from disclosure to competitors, such information collectively being referred to herein, and being more specifically defined below as "Confidential Information."

         11. Harmony and Bibicoff acknowledge that Harmony's Confidential Information has value to Harmony only to the extent that it is not disclosed to Harmony's competitors.

         12. For the purposes of this Agreement, a "competitor" shall mean any firm, person, partnership, corporation, or any other entity, whether legal or natural, engaged in the same or similar business as Harmony, whether that particular business comprises a part of or all of such competitor's business.

         13. For the reasons set forth above, and in consideration of the mutual promises and agreements set forth in this Agreement, Harmony and Bibicoff agree as follows:

                                                      ARTICLE 1

                                                     EMPLOYMENT

         1.01. Harmony hereby employs, engages and hires Bibicoff as its Chief Executive Officer and Bibicoff hereby accepts and agrees to such hiring, engagement and employment, subject to the general supervision and pursuant to the orders, advice and direction of Harmony's Chairman of the Board, or in the event that there shall be no person occupying the position of Harmony's Chairman of the Board, or if such person shall be unavailable, Harmony's Board of Directors.


         1.02. Bibicoff shall perform such other duties as are customarily performed by one holding such position in other, same, or similar businesses or enterprises as engaged in by Harmony, and shall also additionally render similar services and duties as may be assigned to him from time to time by Harmony's Chairman of the Board; provided, however, that Harmony may, at the sole discretion of its Board of Directors, suspend Bibicoff's obligations and authority set forth hereunder upon ten (10) days advance written notice to Bibicoff, in which case Bibicoff shall continue to receive all remuneration due him hereunder during the term hereof.

         1.03. During the term of this Agreement, except as provided in Article 5, Bibicoff shall devote whatever time is necessary to advance the interests of Harmony. During the term hereof, Bibicoff shall not become financially interested in or associated with, directly or indirectly, any other person or entity engaged in the production of television commercials and music videos; provided, that Bibicoff may invest in up to 5% of the capital stock or other securities of any such corporation whose stock or other securities are publicly owned or are regularly traded on any securities exchange or in the over-the-counter market.

                                                      ARTICLE 2

                                              BEST EFFORTS OF BIBICOFF

         2.01. Bibicoff agrees that he will at all times faithfully, industriously, and to the best of his ability, experience and talents, perform all of the duties that may be required of and from him pursuant to the express and implicit terms of this Agreement, all to the reasonable satisfaction of Harmony.

                                                      ARTICLE 3

                                          TERM OF EMPLOYMENT AND AGREEMENT

         3.01. The terms of Bibicoff's employment by Harmony pursuant to this Agreement and the term of this Agreement shall be a period of two (2) years, commencing on the date that Children's acquires the Securities from Bibicoff (the "Effective Date") subject, however, to the provisions set forth in Article 6 of this Agreement. This Agreement shall not prevent Bibicoff from being transferred, promoted or changed to any other appropriate executive position, and any such transfer, promotion or change shall not affect the enforcement of this Agreement.

         3.02. Bibicoff shall be based in Los Angeles, California, and shall undertake such reasonable travel for Harmony's business purposes as shall be deemed necessary by Harmony's Chairman of the Board.

         3.03. This Agreement shall be binding upon Bibicoff and Harmony as of the Effective Date.

                                                      ARTICLE 4

                                              COMPENSATION AND BENEFITS

         4.01. Bibicoff will be paid a base salary of Two Hundred Sixty-Five Thousand and no/100 Dollars ($265,000.00) per year for a period of two years. Bibicoff's compensation shall be payable in equal installments in accordance with Harmony's current payroll policies and practices.

         4.02. In addition to cash compensation, Bibicoff shall be eligible to receive such fringe benefits as are, and may be, made available to other executive employees of Harmony from time to time in the exclusive discretion of Harmony's Board of Directors. Such benefits may include, but are not limited to, a medical and dental plan, disability plan, life insurance plan, a 401(k) plan and a profit sharing plan. Harmony is not obligated to provide or continue any of these benefits and may, without any prior notice, discontinue any benefit already provided or as may be provided in the future, within the exclusive discretion of Harmony's Board of Directors.

         4.03. Bibicoff shall be reimbursed for authorized travel and other out-of-pocket business expenses, provided they have been reasonably incurred in the performance of Bibicoff's duties for Harmony pursuant to the terms of this Agreement. Bibicoff shall submit to Harmony an itemized account detailing any such expenses, which shall be accompanied by appropriate receipts. Harmony reserves the right to reject reimbursement of expense submissions not in compliance with the terms set forth in this Article or which are not in compliance with Internal Revenue Service statutes, rules, regulations or other controlling or interpretive authority.

         4.04. Harmony shall also provide Bibicoff with a monthly car allowance of Eight Hundred and no/100 Dollars ($800.00) for the term of his employment under this Agreement.

                                                      ARTICLE 5

                                            VACATION AND LEAVE OF ABSENCE

         5.01. Bibicoff shall be entitled to twenty (20) days of vacation per year. Vacation time will be scheduled taking into account Bibicoff's duties and obligations at and to Harmony. Sick leave, holiday pay and all other leaves of absence will be in accordance with Harmony's stated personnel policies and practices.

                                                      ARTICLE 6

                                                     TERMINATION

         6.01. If Bibicoff suffers any physical or mental disability (a "Disability") which renders him unable to perform the essential functions of his duties hereunder, whether with or without reasonable accommodation, for a period of one hundred eighty (180) days during any nine (9) month period, Harmony may, at its sole option and subject to applicable law, terminate this Agreement by giving Bibicoff ten (10) days written notice to that effect. Such termination shall terminate any and all of Harmony's obligations to Bibicoff hereunder. In the event that Bibicoff believes he does not suffer a Disability, Bibicoff agrees to subject himself to a physical examination by a physician appointed by Harmony and the decision regarding Bibicoff's Disability will be made based upon such physician's report. If Bibicoff objects to such determination, Bibicoff may engage a physician, at his expense, to perform a physical examination. If the two physicians do not concur regarding Bibicoff's Disability, the two physicians shall select a third physician to perform a physical examination of Bibicoff. In such event, the final determination as to whether Bibicoff suffers a Disability will be made by a majority decision of the three physicians.

         6.02. In the event that Bibicoff dies during the term of this Agreement, such death shall, except as specifically provided below, terminate any and all of Harmony's obligations to Bibicoff under this Agreement effective automatically on the date of Bibicoff's death; provided, however, that such termination shall not be applicable to any rights accrued by Bibicoff pursuant to this Agreement prior to his death.

         6.03. Any other provision of this Agreement notwithstanding, Harmony may immediately terminate Bibicoff's employment hereunder without notice if the termination is for Cause. "Cause" shall mean (i) conviction of Bibicoff of a felony or a crime involving moral turpitude, (ii) the commission by Bibicoff of an act or acts of dishonesty which result, directly or indirectly, in his gain or personal enrichment at the expense of Harmony or any of its subsidiaries or affiliates, (iii) certification by a physician that Bibicoff is an alcoholic or is a narcotic addict, (iv) Bibicoff's breach of any of the provisions of this Agreement; provided, however, that Bibicoff may not be terminated for his failure to undertake different duties materially outside the scope of those set forth in this Agreement, or (v) Bibicoff's commission of fraud, embezzlement, securities law violation, sexual harassment of other of Harmony's employees or other gross misconduct involving moral turpitude.

         In the case of an event described in clause (iv) above, Harmony may terminate Bibicoff's employment hereunder only by giving Bibicoff 30 days' prior written notice, during which period Bibicoff shall have the opportunity to cure any such breach. If such breach is cured, in the sole discretion of Harmony's Board of Directors, such notice shall be deemed rescinded. Should such breach not be cured, the giving of such notice of termination shall terminate all of Harmony's obligations to Bibicoff hereunder (except those obligations which by their terms survive the termination of this Agreement) effective 30 days after such written notice, except that Bibicoff shall be entitled to any rights accrued by Bibicoff pursuant to this Agreement prior to said termination.

         Notwithstanding any provision contained herein to the contrary, upon the death or Disability of Bibicoff during the term of this Agreement, any amounts due and payable to Bibicoff by Harmony as of the date of such death or Disability shall be payable to Bibicoff or the person(s) designated by Bibicoff or his estate, successors, heirs, successors or assigns.

         6.04. Upon the expiration of the term of this Agreement as set forth in
Article 3.01 above, and provided that the Agreement is not renewed or a new agreement is not entered into by and between Harmony and Bibicoff, Bibicoff's employment will be deemed terminated upon the expiration of the term of this Agreement.

                                                      ARTICLE 7

                                            CONFIDENTIAL INFORMATION AND

                                                  NON-SOLICITATION

         7.01. Bibicoff acknowledges that during the course of his employment by Harmony, he may gain, and prior to the date hereof he has gained, receive or otherwise have access to, or contribute to the production of Confidential Information concerning Harmony's business which is of commercial value to Harmony. "Confidential Information" shall mean information that is proprietary to or in the unique knowledge of Harmony (including information discovered or developed in whole or in part by Bibicoff); or information that derives independent economic value, actual or potential, from not being generally known to, and not being readily ascertainable by proper means by, other persons who can obtain economic value from its disclosure or use, and is the subject of efforts that are reasonable under the circumstances to maintain its secrecy.

         7.02. Confidential Information includes, but is not limited to, Harmony's product research and development, its agreements, its financial plans and arrangements, its method of operation, its sales and marketing strategies, its manuals, policies, plans and reports, its personnel and payroll records, its customer lists, in whole or in part, and its inventory, costs and pricing. Confidential Information excludes all of Bibicoff's mental processes as to operations and industry common practices. Bibicoff understands and acknowledges that all such information that he obtains in the course of his employment by Harmony shall constitute Confidential Information. The provisions of this
Article 7 apply to any form in which the subject Confidential Information may appear, whether written, oral or any other form of recording or storage.

         7.03. Bibicoff further acknowledges and agrees that the Confidential Information constitutes a valuable asset of Harmony providing opportunity for competitive advantage and that Harmony intends any such information to remain secret and confidential. Bibicoff therefore specifically agrees that except to the extent required by Bibicoff's duties to Harmony or as permitted by the express written consent of Harmony's Board of Directors, Bibicoff shall never, either during his employment by Harmony or at any time thereafter, directly or indirectly use, discuss or disclose any of Harmony's Confidential Information or otherwise use such information to his own or a third party's benefit. The restrictions of this Article 7 do not apply to information that:

                  (a)      is generally and publicly known in the industry, or

                  (b) becomes publicly known through means other than the act or omission of Bibicoff.

Bibicoff hereby acknowledges that any additions, improvements or innovations in or to Harmony's Confidential Information that are made by Bibicoff become the property of Harmony and become part of its Confidential Information.

         7.04. Bibicoff agrees that upon the termination of his employment by Harmony, he will immediately return to Harmony the originals and all copies of any and all documents (including computer data, disks, programs, media, or printouts) that contain any information, including financial information, product information, or other information that in any way relates to Harmony, its products or services, its clients, its suppliers, or other aspects of its business or any other Confidential Information. Bibicoff further agrees to not retain any summary of such information.

         7.05. Bibicoff further covenants and agrees that he will faithfully abide by all rules and regulations established by Harmony for insuring the confidentiality of all Confidential Information and data, including, but not limited to, rules and regulations:

                  (a)      Limiting access to authorized personnel;

                  (b)      Limiting copying of any writing or recording;

                  (c) Requiring storage of documents in secure facilities provided by Harmony and limiting safe or vault lock combinations or keys to authorized personnel; and

                  (d)      Checkout   and   return   or  other   procedures   or
                           regulations promulgated by Harmony from time to time.

The obligations of this Article 7 shall survive Bibicoff's employment by Harmony and continue until the information at issue is no longer confidential and becomes generally publicly known, other than as a direct or indirect result of the breach of this Agreement by Bibicoff or a breach of a confidentiality obligation owed to Harmony by any other person or entity.

         7.06. Bibicoff further covenants that he will not, during the term of employment by Harmony hereunder or for twenty-four (24) months thereafter (the "Post-Termination Period"), directly or indirectly through his own actions or through the actions of any other person or entity, whether for his own benefit or for the benefit of any another person or entity, solicit, divert, induce, take away or employ, or attempt to solicit, divert, induce, take away or employ any individual who or entity which renders services to Harmony, including, but not limited to, producers and sales representatives, or advise, induce, encourage or entice, or attempt to advise, induce, encourage or entice any such individual to either terminate or curtail his, her or its employment or service relationship with Harmony or to enter into an employment or service relationship with any person other or entity. This restriction set forth in this Article shall apply to individuals who have rendered services to or been employed by Harmony during the six (6) month period immediately preceding the Effective Date.

                                                      ARTICLE 8

                                               COVENANT NOT TO COMPETE

         8.01. In view of the substantial economic benefit Bibicoff is receiving from the acquisition by Children's of the Securities, together with the compensation and benefits set forth herein, Bibicoff agrees that he will not, during the term of this Agreement, directly or indirectly, without the prior written consent of Harmony's Board of Directors, (a) solicit or engage in competitive business with any person or entity that is or was a customer or vendor of Harmony during the twelve (12) months prior to the date of termination, or (b) engage within (i) each of the 58 counties in the State of California, it being hereby agreed to by Harmony and Bibicoff that Harmony currently conducts business or has established goodwill in each of such counties, (ii) any county in the United States or provincial subdivision in Canada in which Harmony has conducted its business or established goodwill prior to the date hereof, or (iii) each state and county in which Harmony conducts business during the term of this Agreement, in any business producing television commercials, music videos or films in competition with Harmony or have any direct or indirect interest, whether as a proprietor, partner, employee, shareholder, principal, agent, consultant, director, officer or in any other capacity or manner whatsoever, in any enterprise that shall so engage; provided, however, that nothing contained in this Article 8.01 shall preclude Bibicoff from rendering services to Children's, so long as neither he nor Children's engages in activity directly or indirectly in competition with Harmony. Bibicoff recognizes and agrees that the geographic scope of this restriction is reasonable because Harmony's business is conducted on a national and international scale and is not limited to a particular geographic area within the United States or Canada.

                                                      ARTICLE 9

                                                  INJUNCTIVE RELIEF

         9.01. Bibicoff and Harmony acknowledge that Harmony will suffer irreparable harm if Bibicoff breaches any term of this Agreement, either during or after its term. Accordingly, Harmony shall be entitled, in addition to any other rights and remedies it may have, at law or equity, to any injunction, without the posting of a bond or other security, enjoining or restraining Bibicoff from any violation of this Agreement, and Bibicoff hereby consents to Harmony's right to the issuance of such injunction. In any proceeding by Harmony to enforce any provision of Articles 7 or 8 hereof, Harmony shall, in addition to any injunctive relief to which it may be entitled, be awarded damages to be determined by a court of competent jurisdiction as well as all court costs, disbursements, expenses and attorneys' fees incurred by Harmony.

         9.02. In the event Bibicoff violates the terms of Article 8, the period of the restrictive covenant shall be extended for two (2) years from and after the later of:

                  (a)      The date which Bibicoff ceases any such violation; or

                  (b)      The date on which a court issues an order or judgment
                           enforcing   the  terms  of  the  covenant  set  forth
                           therein.

         9.03. In the event a court of competent jurisdiction determines that a provision of Article 8.01 above is unreasonable, it may limit such provision to the extent it deems reasonable, without declaring the provision invalid in its entirety. This provision shall not be construed as an admission by Harmony, but is only included to provide Harmony with the maximum possible protection consistent with the right of Bibicoff to earn a livelihood subsequent to the termination of his employment by Harmony.

                                                     ARTICLE 10

                                                    MISCELLANEOUS

         10.01. Governing Law. This Agreement shall be governed according to the laws of the State of California.

         10.02. Successors. This Agreement is personal to Bibicoff and Bibicoff may not assign or transfer any part of his rights or duties hereunder, or any compensation due to him hereunder, to any other person or entity.
This Agreement may be assigned by Harmony.

         10.03. Waiver. The waiver by Harmony of the breach or nonperformance of any provision of this Agreement by Bibicoff will not operate or be construed as a waiver of any future breach or nonperformance under any such provision of this Agreement or any similar agreement with any other employee of Harmony.

         10.04. Modification. This Agreement supersedes and replaces any and all prior oral or written understandings between Harmony and Bibicoff relating to the subject matter of this Agreement, including any previous employment contract, the First, Second and Third Agreements, all of which are hereby revoked and terminated. The parties agree that this Agreement (a) is the entire understanding and agreement between the parties, and (b) is the complete and exclusive statement of the terms and conditions thereof, and there are no other written or oral agreements in regard to the subject matter of this Agreement. This Agreement shall not be changed or modified except by a written document signed by the parties hereto.

          10.05. Indemnification. This Agreement shall be in addition to, and not in substitution of, any rights of indemnification provided or required by law.

         10.06. Attorney Fees. In the event of any dispute or controversy arising out of this Agreement, the court or other tribunal adjudicating the same shall award reasonable attorney fees and costs to a prevailing party therein.

         IN WITNESS WHEREOF the following parties have executed this Agreement on the day and year first above written.

                             HARMONY HOLDINGS, INC.,
                             a Delaware corporation



                                                     By  /s/Brian Rackohn

                                                     Its:Chief Financial Officer



                                                     HARVEY BIBICOFF



                                                     By /s/Harvey Bibicoff

Exhibit 21


          ---------------------------------------- ------------------------------------ ---------------
                        SUBSIDIARY                       STATE OF INCORPORATION            % OWNED
          ---------------------------------------- ------------------------------------ ---------------
          Harmony Holdings, Inc.                                Delaware                     100%
          ........................................ .................................... ...............
          ........................................ .................................... ...............
          Harmony Pictures, Inc.                                Delaware                     100%
          ........................................ .................................... ...............
          ........................................ .................................... ...............
          Melody Films, Inc.                                    Delaware                     100%
          ........................................ .................................... ...............
          ........................................ .................................... ...............
          Curious Pictures Corporation                          New York                     99%
          ........................................ .................................... ...............
          ........................................ .................................... ...............
          Harmony Entertainment, Inc.                           Delaware                     100%
          ........................................ .................................... ...............
          ........................................ .................................... ...............
          The End, Inc.                                        California                    100%
          ........................................ .................................... ...............
          ........................................ .................................... ...............
          The Beginning, Inc.                                  California                    100%
                                                                    `
          ........................................ .................................... ...............
          ........................................ .................................... ...............
          Hollywood Business Solutions, Inc                    California                    100%
          ........................................ .................................... ...............
          ........................................ .................................... ...............
          Lexington Films, Inc.                                California                    100%
          ........................................ .................................... ...............
          ........................................ .................................... ...............
          The Moment, Inc.                                     California                    100%
          ........................................ .................................... ...............
          ---------------------------------------- ------------------------------------ ---------------
          The End (London), Ltd                                    UK                        100%