Form 10-K/A
period 1997-06-30
HARMONY HOLDINGS INC
filed 1997-10-28
CIK 878246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A
(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
         For the Fiscal Year ended June 30, 1997; or
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
         For the Transition Period from ______ to ______
Commission File Number  1-19577

                             HARMONY HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                               95-4333330
       (State or Other Jurisdiction      (I.R.S. Employer Identification No.)
     of Incorporation or Organization)

      1990 Westwood Boulevard, Suite 310
        Los Angeles, California                        90025-4676
      (Address of Principal Executive                  (Zip Code)
                 Offices)
Registrant's Telephone Number, Including Area Code:  (310) 446-7700
Securities Registered Pursuant to Section 12(b) of the Act:     NONE
Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes[x]                             No

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

                Common Stock, $.01 par valueC$13,312,604

         Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

        Class                                   Outstanding at October 28, 1997
Common Stock, par value                                6,487,429 shares
    $.01 per share

                DOCUMENTS INCORPORATED BY REFERENCE
                              None

         PART III


                             MANAGEMENT



         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to each of the current Directors and executive officers of the Company and the Presidents of the Company's principal subsidiaries at September 30, 1997:

            Name                                Age                       Position with the Company

         Christopher T. Dahl                    54                    Chairman of the Board and President

         Harvey Bibicoff                        58                    Chief Executive Officer

         Brian Rackohn                          37                    Chief Financial Officer

         Stephen Oakes                          42                    President of Curious Pictures, Inc.

         Elizabeth Silver                       36                    President of The End, Inc.

         Rick Bieber                            42                    President   and  Chief   Executive   Officer   of  Harmony
                                                                      Pictures, Inc.

         Richard W. Perkins                     66                    Director

         William E. Cameron                     52                    Director

         William M. Toles                       50                    Director


                  Christopher T. Dahl, has been President and Chairman of the Board of the Company since July 22,1997. Since its inception in February 1990, Mr. Dahl has been the President, Chief Executive Officer and Chairman of the Board of Directors of Children=s Broadcasting Corporation (ACBC@), the country=s premier radio network devoted exclusively to programming for children. He is also Chairman and Chief Executive Officer of Community Airwaves Corporation, a company that owns and operates radio stations in the Midwest and Hawaii.

                  Harvey Bibicoff has served as Chief Executive Officer since January 19, 1996, and as Chairman of the Board of Directors and as a director of the Company from August 1991 until July 1997. From May 1996 until February 1997, Mr. Bibicoff also acted as Chief Executive Officer of Harmony Pictures, Inc. Mr. Bibicoff served as the Chairman of the Board, Chief Financial Officer, Secretary and as a director of Ventura Entertainment Group, Inc. , a company engaged in various entertainment ventures, from May 1988 through April 1995.

                  Brian Rackohn has been the Chief Financial Officer of the Company since March 1994 and Secretary from December 1, 1995 until July 22, 1997. Previously, Mr. Rackohn served five years as the General Manager and Chief Financial Officer of Superior Stamp & Coin Co., Inc. of Beverly Hills, California, which filed for bankruptcy protection on August 23, 1994.

                  Stephen Oakes has been President of Curious Pictures Corporation since January 1993. Prior to 1993, Mr. Oakes founded and operated Broadcast Arts in 1981 a company engaged in television commercial production. He has directed over 270 mixed-media commercials, was creative director and producer for the original season of "Pee-Wee's Playhouse" for CBS, and was designer, director or producer of on-air graphics and program openings for networks and cable groups, including CBS, MTV, HBO, Cinemax and Showtime.

               Elizabeth Silver has been President of The End, Inc. since April 1993. Ms. Silver founded The End, Inc. along with another individual in March 1991. Previously, Ms. Silver headed several major production companies' music video divisions. Ms. Silver has over a decade of musical film production and programming experience.

               Rick Bieber has served as President and Chief Executive Officer of Harmony Pictures, Inc., since February 1997. From 1992 to 1997 Mr. Bieber served as president of Rick Bieber Productions, located on the Twentieth Century Fox lot, during which time he additionally acted as President of Fox West Pictures, a unit of Fox, Inc., assisting in the launch of Fox's weekly movie night.

                 Richard W. Perkins, has been a Director of the Company since July 22, 1997. For more than five years, Mr. Perkins has been President and Chief Executive Officer of Perkins Capital Management, Inc., a registered investment advisor. Mr. Perkins is a director of the following companies: Community Airwaves Corporation; CBC; Bio-Vascular, Inc.; CNS, Inc.; LifeCore Biomedical, Inc.; Nortech Systems, Inc.; Eagle Pacific Industries, Inc.; and Quantech LTD.

                  William E. Cameron, has been a Director of the Company since July 22, 1997. For more than the past five years, Mr. Cameron has been Head of International Business Development for Universal Health Communications, the largest medical/health/wellness video library in the world.

                  William M. Toles, has been a Director of the Company since July 22, 1997. For more than five years, Mr. Toles has been the President and Chief Executive Officer of Tol-O-Matics, a privately held manufacturer of motion control products.

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and Directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, Directors and beneficial owners of more than 10% of the Company's Common Stock are required by the Commission's regulations to furnish the Company with copies of all
         Section 16(a) forms that they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period from July 1, 1996 through June 30, 1997, all of its executive officers, Directors and beneficial owners of more than 10% of the Company's Common Stock complied with Section 16(a) filing requirements applicable to them.

         ITEM 11. EXECUTIVE COMPENSATION


                  Summary of Executive Officer Compensation. The following table sets forth the total compensation paid or accrued by the Company to the Chief Executive Officer and the other most highly compensated executive officer of the Company who served in such capacities during fiscal 1997 ("Named Executive Officers") whose aggregate cash compensation exceeded $100,000 for all services rendered to the Company and its subsidiaries during each of the last three fiscal years:

                  Summary Compensation Table
                                                                                                             Long Term
                                                                                                            Compensation
                                                                                                              Awards
                                               Fiscal Year     Salary          Bonus     Other Annual       Options/SARs
         Name and Position                        Ended        Amount         Amount     Compensation         (Number)
         Harvey Bibicoff, Chief Executive Officer 1997         247,200            --          --             350,000
                                                  1996         165,000            --          --             --
                                                  1995         165,288            --          --             --

         Brian Rackohn, Chief Financial Officer   1997         133,900            --          --             75,000 (1)
                                                  1996         114,900            --          --             25,000
                                                  1995         101,923            --          --             25,000

         --------------------
               (1) In connection with the issuance of 75,000 options exercisable at a price of $1.50, 25,000 options were cancelled that had been issued at an exercise price of $3.00 in fiscal 1996 and 25,000 options were cancelled that had been issued at an exercise price of $3.30 in fiscal 1995.

                  Stock Option Grants in Fiscal Year ended June 30, 1997. The following table contains information concerning the grant of stock options under the Stock Option Plan to the Named Executive Officers in the fiscal year ended June 30, 1997:


                                   Stock Option Grants in Fiscal Year ended June 30, 1997

                                                                                                     Potential Realizable
                                                                                                       Value at Assumed
                                                                                                        Annual Rates of
                                                                                                          Stock Price
                                                                                                         Appreciation
                                         Individual Grants                                              for Option Term
                                                   % of Total
                                                     Options
                                     Options       Granted in        Exercise       Expiration
                 Name                Granted       Fiscal Year         Price           Date          5% (2)       10% (2)

                Harvey Bibicoff      350,000            36%            $1.50         10/01/01     $145,048      $320,518
                Brian Rackohn         75,000(1)          8%             1.50         01/02/02       31,082        68,682

         (1) In connection with the issuance of 75,000 options, 25,000 options were cancelled that had been issued at $3.00 in fiscal 1996 and 25,000 options were cancelled that had been issued at $3.30 in fiscal 1995.
         (2) Potential gains and net of exercise price, but before taxes associated with exercise. The 5% and 10% assumed compounded annual rates of stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to persons named in this table.


                           Stock Option  Exercises in Fiscal Year ended June 30,
                  1997 and Option Values at June 30, 1997. The following table provides information on the Named Executive Officers' unexercised options at June 30, 1997. None of the Named Executive Officers exercised any options during the fiscal year ended June 30, 1997:


                                            Stock Option Values at June 30, 1997

                    For the year ended 6/30/97
                    Name                Shares acquired   Dollar value      Number of                Value of
                                        from options      Realized on       unexercised              In-the-Money
                                        exercised         exercise          Options/SARs             Options/SARs
                                                                            at FY-End (#)            at FY-End ($) (1)
                    ------------------- ----------------- ----------------- ----------------- ------ ------------------- ------
                    ------------------- ----------------- ----------------- ----------------- ------ ------------------- ------
                    Harvey Bibicoff            0                 0              850,000        (e)        670,313         (e)
                    Brian Rackohn              0                 0               50,000        (e)         40,625         (e)
                                                                                 25,000       (ue)         20,313        (ue)

                  Exercisable (e)
                  Unexercisable (ue)
               (1) Represents the closing price of the Common Stock on June 30, 1997 minus the exercise price of the options.




                                                             Ten Year Stock Option Repricings

           Name                Date            Number of      Market  Price of   Exercise Price at   New        Length     of
                                               securities     Stock   at  Time   Time of Repricing   Exercise   Original
                                               underlying     of    Time    of   or Amendment ($)    Price ($)  Option   Term
                                             Stock Options    Repricing     or                                  Remaining  at
                                              Repriced or     Amendment ($)                                     Date       of
                                              Amended (#)                                                       Repricing  or
                                                                                                                Amendment
           ------------------- ------------ ----------------- ----------------- -------------------- ---------- --------------
           Brian Rackohn        01/02/97         25,000             1.25               3.30            1.50       2.1years
           Brian Rackohn        01/02/97         25,000             1.25               3.00            1.50       3.25years


         Compensation of Directors

                  No fees are paid to Directors of the Company who are also officers or employees of the Company for their services as members of the Board of Directors. Harry Shuster and Ivan Berkowitz both of whom resigned as Board of Director members on July 22, 1997 had been issued five year stock options to acquire 25,000 shares at an exercise price of $2.00 during the fiscal year ended June 30, 1997 and paid $250 for work on the audit committee. The Company reimbursed all Directors for reasonable travel and lodging expenses incurred in attending meetings of the Board of Directors.

               Concurrently with his election as a Director and Chairman of the Board of the Company on July 22, 1997, Christopher T. Dahl was appointed the Company's President. Mr. Dahl presently receives an annual salary of $75,000 for his services as President.

                  On August 1, 1997 the Company entered into an independent contractor agreement with William Cameron, a Director of the Company. Under the agreement Mr. Cameron will be providing non-exclusive services to the Company including, without limitation, the initiation, promotion, development and maintenance of business and investment contacts relating to increasing the Company's sales , marketing and investment opportunities. The contract is at will and compensation under the contract is $3,000 for every month that it is in force.

                                  COMPENSATION REPORT

                  During the fiscal year ended June 30, 1997, the Company did not have a Compensation Committee and therefore, the entire Board acted on the matters that would have been acted on by Compensation Committee. The Compensation Report set forth below described the compensation policies of the Board of Directors for the fiscal year ended June 30, 1997 and reflects the salaries and bonuses paid during that fiscal year. The current Board of Directors assumed their positions in July 1997 and established a Compensation Committee in October 1997. Accordingly, the policies described below may not reflect the policies of the Compensation Committee or the current Board of Directors. The Compensation Report shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such act.

                                  Overview and Philosophy

                  The Board of Directors establishes the general compensation policies of the Company, determines the compensation levels for the Chief Executive Officer ("CEO") and other senior Company officers, and administers and/or provides oversight on all short-term (annual) incentive plans, all long-term incentive plans, including the Stock Option Plan, and approves any grants of stock options, stock and/or stock warrants to Company officers.

                  The Company applies a consistent philosophy to compensation for all employees, including the officers. This philosophy is based upon the premise that the achievements of the Company result from the coordinated efforts of all individuals working toward common, defined objectives. The Company strives to attain these objectives through teamwork that is focused upon meeting the expectations of customers and stockholders.

                                Compensation Policy

                  The Company's compensation policy is to ensure that a substantial portion of potential aggregate annual compensation be contingent upon the performance of the Company. The goals of the compensation programs are to align compensation with performance and to enable the Company to attract, retain and reward personnel who contribute to the success of the Company. The Company's compensation program for officers is based on the same guidelines that apply to all Company employees.

                  The Company is committed to providing incentive opportunities that, together with base salaries (where appropriate), provide for competitive and equitable total cash compensation opportunities. Additionally, future base salary increases or incentive pay opportunities are directly linked to the achievement of key financial objectives.

                  The variable compensation plans focus respective employees on the immediate objectives of the business and their job; encourage employees to work together as a team to achieve Company success; and, recognize and reward the sustained contribution of outstanding performers within the Company.


                              Components of Compensation

                  The Company has compensation programs that include both cash and equity components. The Board has established base salary, short and long-term incentive compensation mix targets for each officer and for all employees, where applicable, of the Company. The compensation mix targets define the desired percentage for each component of total compensation.

                  With respect to cash compensation for officers, the Company sets base salaries and target incentive opportunities for each officer by reviewing the cash compensation provided to comparable positions and through assessing the internal equity of cash compensation opportunities based on position responsibilities, the performance of each incumbent, and overall levels of contribution to the Company. When considering competitive pay practices, the Board reviews compensation levels in both the entertainment industry and general industry at firms comparable in size and revenue to the Company.

                  With regard to equity-based compensation for officers, the Company considered and granted stock options for the reported year. Stock option grants were based on relative position, responsibilities and/or historical and expected contribution to the Company.

                    Compensation of the Chief Executive Officer

                  Mr. Bibicoff has been Chief Executive Officer of the Company since January 19, 1996. Based on a thorough review, it was determined that Mr. Bibicoff's base salary was within a competitive range of pay, as compared with companies of similar size and scope. In determining Mr. Bibicoff's compensation, the Board considered various factors particularly Mr. Bibicoff's guidance in the Company=s turnaround. See "Employment Agreements" herein.

                  The Board of Directors (at June 30, 1997):
                  Harvey Bibicoff
                  Ivan Berkowitz
                  Harry Shuster

         Compensation Committee Interlocks and Insider Participation

                  During the fiscal year ended June 30, 1997, the Company had no Compensation Committee or other Board Committee performing equivalent functions. Mr. Bibicoff, the Company=s Chief Executive Officer, served as a Director of the Company until July 22, 1997 and participated in deliberations of the Board concerning the compensation of all executive officers other than himself.

         Employment Agreements

                  On January 1, 1997, Brian Rackohn, Chief Financial Officer, of the Company, entered into a two-year employment contract with the Company, which contract expires on December 31, 1998. Under the contract, Mr. Rackohn is entitled to a salary of $132,000 in year one and $141,000 in year two. He was also granted five-year options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $1.50 per share. In addition 50,000 existing five-year options previously granted to Mr. Rackohn, to purchase shares of the Company's Common Stock were canceled. See "Executive Compensation" herein.

                  On May 2, 1994, Harvey Bibicoff, Chief Executive Officer entered into a four-year employment contract with the Company, which was to expire on June 30, 1998. Under such agreement, Mr. Bibicoff earned an annual salary of $165,000 and was granted five-year options to purchase 250,000 shares of the Company's Common Stock at an exercise price of $2.50 per share. On October 1, 1996, Mr. Bibicoff entered into an amendment to his May 1994, employment contract that provided for a revised expiration date of August 19, 2000. Mr. Bibicoff then became entitled to an annual salary of $265,000 per year and was granted additional five-year options to purchase 350,000 shares of the Company's Common Stock at an exercise price of $1.50 per share. On July 22, 1997, Mr. Bibicoff entered into an amended and restated employment agreement, which expires on July 21, 1999. Mr. Bibicoff continues to be entitled to a salary of $265,000 per year. However, the Company, at the sole discretion of its Board of Directors, can terminate Mr. Bibicoff's obligations to perform as the Company's Chief Executive Officer upon furnishing ten days written notice. Commencing September 20, 1997, Mr. Bibicoff also obtained the right to resign as the Company's Chief Executive Officer upon furnishing ten days written notice. Upon either event Mr. Bibicoff would continue to receive his salary for the remaining term of the agreement. On October 23, 1997, Mr. Bibicoff submitted to the Company ten days written notice to resign as the Company's Chief Executive Officer effective November 3, 1997.

                 Comparison of Five Preceding Year Cumulative Stockholder Return

                  The following graph shows the cumulative return experienced by the Company's stockholders during the period July 1, 1992 through June 30, 1997 as compared with the NASDAQ Total Return Index (U.S.) And the NASDAQ Tele-communications Stock Index. The graph assumes $100 on July 1, 1992 in the Company's Common Stock and each of the indices. Total return calculations assume the reinvestment of all dividends. The Company has never paid dividends.



                   ----------------------------------------------------------------------------------------------------------
                                                                Fiscal Year End
                   ----------------------------------------------------------------------------------------------------------
                                                     7/01/92     6/30/93     6/30/94     6/30/95     6/30/96      6/30/97
                   Harmony Holdings, Inc.            100         200         88          112         68           74
                   NASDAQ Total return Index (US)    100         126         127         170         218          265
                   NASDAQ Financial                  100         131         148         169         220          322
                   --------------------------------- ----------- ----------- ----------- ----------- ------------ -----------

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth the number of shares of Common Stock of the Company beneficially owned as of October 14, 1997, by: (i) each person who beneficially owns more than five percent of the Company's Common Stock; (ii) each Director and Named Executive Officer and (iii) all executive officers and Directors of the Company as a group. Except as otherwise noted, the person named has sole voting and dispositive power over the total number of shares beneficially owned:

                                                                      Amount and
                     Name and                                         Nature of                            Percentage
                    Address of                                        Beneficial                          of Outstanding
               Beneficial Owner (1)                                   Ownership                            Common Stock

                  Children's Broadcasting Corporation                2,938,731 (2)(4)                           40.7%

                  Harvey Bibicoff                                      600,000 (2)                               9.6%

                  Christopher T. Dahl                                   10,000                                   *

                  Richard W. Perkins                                   200,000                                   3.1%

                  William E. Cameron                                         0                                   *

                  William M. Toles                                           0                                   *

                  Brian Rackohn                                         50,000 (3)                               *

                  All officers and Directors as a group
                  (6 persons)                                          910,000 (2)(3)                           14.1%
                  --------------------

                  * Percentage omitted because it is less than 1%

                  (1) The business address of Messrs Bibicoff and Rackohn and all officers and directors of the Company is 1990 Westwood Boulevard, Suite 310, Los Angeles, California 90025. The address of Children's Broadcasting Corporation ("CBC") is 724 First Street North, 4th floor, Minneapolis, Minnesota 55401.
                  (2) Includes 300,000 immediately exercisable options held by Mr. Bibicoff and 750,000 immediately exercisable options held by CBC.
                  (3) Consists of 50,000 immediately exercisable options held by Mr. Rackohn.
                  (4) Based solely on information contained in schedule 13D as filed with the Securities and Exchange Commission, CBC has entered into an agreement with Glenn B. Laken, whereby Mr. Laken can require CBC to purchase 225,000 shares of the Company's stock he controls on or after January 31, 1998, and CBC has the right to purchase such shares on or before February 15, 1998, all subject to various conditions set forth in such agreement.


         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         CERTAIN TRANSACTIONS

                  As of September 30, 1997, the Company was owed $208,889 pursuant to a note receivable from Harvey Bibicoff ,the Company's Chief Executive Officer, in connection with Mr. Bibicoff's purchase of stock options from a former officer of the Company in 1996. The note was originally issued for $260,000, is due May 31, 1998 and accrues interest at the prime rate plus 1 1/2 %.

                  The Company has entered into an agreement with Bibicoff & Associates, Inc., whereby such corporation provides investor relation services to the Company through September 30, 2000, for a flat rate of $75,000 paid upon execution of the agreement. The Company's Chief Executive Officer, Harvey Bibicoff, is also the President of Bibicoff & Associates, Inc.

                              SIGNATURES

                      Pursuant to the requirements of Section 13 or 15(d) of the
              Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Harmony Holdings, Inc.

                              By:/s/Brian Rackohn        Dated: October 28, 1997

                              Brian Rackohn
                              Chief Financial Officer