Form 10-K/A
period 1997-06-30
HARMONY HOLDINGS INC
filed 1997-10-28
CIK 878246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A-2
(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
         For the Fiscal Year ended June 30, 1997; or
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
         For the Transition Period from ______ to ______
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

          On May 2, 1994, Harvey Bibicoff, Chief Executive Officer entered into a four-year employment contract with the Company, which was to expire on June 30, 1998. Under such agreement, Mr. Bibicoff earned an annual salary of $165,000 and was granted five-year options to purchase 250,000 shares of the Company's Common Stock at an exercise price of $2.50 per share. On October 1, 1996, Mr. Bibicoff entered into an amendment to his May 1994, employment contract that provided for a revised expiration date of August 19, 2000. Mr. Bibicoff then became entitled to an annual salary of $265,000 per year and was granted additional five-year options to purchase 350,000 shares of the Company's Common Stock at an exercise price of $1.50 per share. On July 22, 1997, Mr. Bibicoff entered into an amended and restated employment agreement, which expires on July 21, 1999. Mr. Bibicoff continues to be entitled to a salary of $265,000 per year. However, the Company, at the sole discretion of its Board of Directors, can terminate Mr. Bibicoff's obligations to perform as the Company's Chief Executive Officer upon furnishing ten days written notice. Commencing September 20, 1997, Mr. Bibicoff also obtained the right to resign his obligations and authority as the Company's Chief Executive Officer upon furnishing ten days written notice. Upon either event Mr. Bibicoff would continue to receive all remuneration due him for the remaining term of the agreement. On October 22, 1997, Mr. Bibicoff submitted to the Company the ten days written notice to resign his obligations and authority as the Company's Chief Executive Officer.

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