Form 10-Q
period 1997-09-30
HARMONY HOLDINGS INC
filed 1997-11-14
CIK 878246

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549
                            FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997; or

[ ]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________.

Commission File Number 000-19577

                        HARMONY HOLDINGS, INC.
      (Exact Name of Registrant as Specified in its Charter)


     Delaware                                            95-4333330
(State or Other
Jurisdiction of                                        (I.R.S. Employer
 Incorporation                                          Identification No.)
or Organization)


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

                 YES     X                  NO

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

          Class                                 Outstanding at November 14, 1997
 Common Stock, par value                                 6,487,429  shares
     $.01 per share

PART I--FINANCIAL INFORMATION


ITEM 1.


Financial Statements                                                       Page

Consolidated Balance Sheets:
      September 30, 1997 (unaudited) and June 30, 1997                     3

Consolidated Statements of Operations (unaudited):
      Three Months Ended September 30, 1997 and 1996                       4

Consolidated Statements of Cash Flows (unaudited):
      Three Months Ended September 30, 1997 and 1996                       5

Notes to Consolidated Financial Statements                                 6



ITEM 2.

Management's Discussion And Analysis Of Financial
Condition And Results Of Operations                                        8





PART II-- OTHER INFORMATION

ITEM 5.


Other Information                                                          11

ITEM 6.

                                                                           11
Exhibits and Reports on Form 8-K



      Harmony Holdings, Inc.
      Consolidated Balance Sheets
       ----------------------------------------------------------------------------- ---------------------- -----------------
                                                                                      September 30, 1997     June 30, 1997
                                                                                          (unaudited)
       ----------------------------------------------------------------------------- ---------------------- -----------------
       Assets

       Current Assets:
          Cash                                                                                 $   586,256     $   2,354,625
          Accounts receivable - net of allowance for doubtful accounts of $43,717                4,946,112         5,280,665
          and $97,646
          Unbilled accounts receivable                                                             465,844           865,560
          Other current assets                                                                   1,063,515           794,883
                                                                                                   213,678           208,889
          Note receivable from officer                                               ---------------------- -----------------

           Total current assets                                                                  7,275,405         9,504,622


       Property and equipment, at cost, net of accumulated depreciation and                      1,968,981         1,953,064
       amortization

       Goodwill, net of accumulated amortization of $1,507,588 and $1,454,643                    2,704,720         2,757,665

       Other assets                                                                                183,659           289,695
                                                                                     ---------------------- -----------------
              Total assets                                                                    $ 12,132,765      $ 14,505,046
                                                                                     ====================== =================




       Liabilities and Stockholders' Equity

       Current Liabilities:
          Accounts payable                                                                   $   1,340,751     $   1,694,219
          Accrued liabilities                                                                    2,401,125         4,230,668
          Bank line of credit                                                                      600,000                 -
          Deferred income                                                                        1,193,728           823,371
                                                                                     ---------------------- -----------------
             Total current liabilities                                                           5,535,604         6,748,258



       Stockholders' Equity:

       Preferred Stock, $.01 par value, authorized 10,000,000 shares; none issued

       Common Stock, $.01 par value, authorized 20,000,000 shares, issued and                       64,625            66,933
       outstanding 6,462,429 and 6,693,198
       Additional paid-in capital                                                               14,284,937        14,845,129
       Accumulated deficit                                                                     (7,752,401)       (7,155,274)
                                                                                     ---------------------- -----------------
                                                                                                 6,597,161         7,756,788
       Stockholders' equity
                                                                                     ---------------------- -----------------

       Total Liabilities and Stockholders' Equity                                             $ 12,132,765      $ 14,505,046
                                                                                     ====================== =================



       ----------------------------------------------------------------------------- ---------------------- -----------------

               See Accompanying Notes to Consolidated Financial Statements

Harmony Holdings, Inc.
Consolidated Statement of Operations
(unaudited)

--------------------------------------------------- ------------------------------------------
                                                               Three Months Ended
                                                                  September 30,
--------------------------------------------------- ------------------------------------------
                                                           1997                  1996
                                                    -------------------- ---------------------
                                                    -------------------- ---------------------

Contract revenues                                          $ 11,379,476          $ 13,816,519
Cost of production                                            9,123,498            11,145,918
                                                    -------------------- ---------------------
    Gross profit                                              2,255,978             2,670,601

Selling expenses                                                732,730               658,696
Operating expenses                                            1,917,581             1,480,863
Depreciation and amortization                                   175,734               143,971
                                                    -------------------- ---------------------
    (Loss) income from operations                             (570,067)               387,071

Interest income                                                  19,883                 2,378
Interest expense                                                (3,695)              (21,076)
                                                    -------------------- ---------------------
Net (loss) income before income taxes                         (553,879)               368,373

Income taxes                                                     43,248                     0
                                                    -------------------- ---------------------
Net (loss) income                                           $ (597,127)               368,373
                                                    ==================== =====================
Net (loss) income per share                                    $ (0.09)                  0.06
Weighted average shares outstanding                           6,515,683             6,182,328
--------------------------------------------------- -------------------- ---------------------

             See Accompanying Notes to Consolidated Financial Statements


Harmony Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

--------------------------------------------------------------------------------------------------------------------

                                                                                        Three Months Ended
Increase (decrease) in cash                                                                September 30,
--------------------------------------------------------------------------------------------------------------------

                                                                                       1997               1996
                                                                               --------------------------------------


Cash flows from operating activities:

Net income (loss)                                                                       $  (597,127)       $ 368,373
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization                                                                175,102         143,168
 Amortization of prepaid interest                                                                  0           3,823
 Issuance of non-cash compensation expense                                                    37,500               0

Changes in assets and liabilities:
   Accounts receivable                                                                       334,553       (442,222)
   Unbilled accounts receivable                                                              399,716       (129,101)
   Other current assets                                                                    (268,632)       (463,126)
   Note receivable former officer - interest                                                 (4,789)               0
   Other assets                                                                              106,036           2,801
   Accounts payable                                                                        (353,468)           (128)
   Accrued liabilities                                                                   (1,829,543)       1,462,215
   Deferred income                                                                           370,357       (287,990)
                                                                               --------------------------------------

     Net cash provided by (used in) operating activities                                 (1,630,295)         657,813

                                                                               --------------------------------------

Cash flows from investing activities:
Capital expenditures                                                                       (138,074)       (110,610)
                                                                               --------------------------------------

                                                                                           (138,074)       (110,610)
   Net cash used by investing activities
                                                                               --------------------------------------

Cash flows from financing activities:

Proceeds from issuance of (repurchase of) stock                                            (600,000)       2,000,000
 Repayments subordinated notes payable                                                             0       (385,000)
 Net borrowings under bank line of credit                                                    600,000       (300,000)
                                                                               --------------------------------------

                                                                                                   0       1,315,000
   Net cash provided by financing activities
                                                                               --------------------------------------

                                                                                         (1,768,369)       1,862,203
Net increase (decrease) in cash
                                                                                           2,354,625         446,740
Cash, beginning of period
Cash, end of period
                                                                               --------------------------------------

                                                                                           $ 586,256     $ 2,308,943
-------------------------------------------------------------------------------======================================

              See Accompanying Notes to Consolidated Financial Statements

                             HARMONY HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 1997

(1)         Basis of Presentation

           The financial information included herein is unaudited, however, such information reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the results of operations for the periods presented. The results of operations for the six months ended September 30, 1997 are not necessarily indicative of a full year.

           The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements as of June 30, 1997 filed as part of the Company's Annual Report on Form 10-K.

(2)       Organization, Business, and Principles of Consolidation

          Harmony Holdings, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 5, 1991 as a wholly owned subsidiary of Ventura Entertainment Group Ltd. ("Ventura"). In connection with its formation and initial capitalization, Ventura contributed all of the capital stock of Harmony Pictures, Inc. ("Harmony") and Melody Films, Inc. ("Melody") to the Company. Harmony and Melody have been operating since 1979. In March 1990, Ventura acquired Harmony and Melody from its co-founders, Stuart Gross and Robert Lieberman. The Company conducts its operations through its wholly owned subsidiaries, Harmony Pictures, Inc., Melody Films, Inc., Lexington Films, Inc., The End Inc., The Beginning Inc., The Moment Inc., The End (London) Ltd., Curious Pictures Corporation, Hollywood Business Solutions, Inc. and Harmony Entertainment, Inc. Unless the context indicates otherwise, the term "Company" includes all of these subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. As of June 30, 1994, Ventura owned approximately 27 percent of the Company's common stock. As of June 30, 1995, Ventura had sold its entire interest in the Company. Curious Pictures Corporation is 99% owned, the 1% minority interest is not presented separately as the amounts are not significant.

         The Company operates in one reportable segment, producing television commercials, music videos and related media. The Company's services are usually directed towards advertising agencies located in the major markets of New York, Los Angeles, Chicago, Detroit, Dallas, San Francisco and in regional markets.

(3)      Equity

     On July 25, 1997, the Company re-purchased 230,769 shares (originally issued in July 1996) of its common stock at $2.60 per share for a total purchase price of $600,000.

(4)      Commitments and Contingencies

         A lawsuit was filed on March 22, 1996, (served August 12, 1996) in Superior Court of the State of California, County of Los Angeles. A wrongful death claim has been made by the estate of Henry Gillermo Urgoiti, his wife and three children for an accident that occurred during the filming of a music video in August 1995. The complaint contains six causes of action, three causes for negligence, one cause for negligent product liability, one cause for strict liability and one cause for breach of warranty. Harmony Holdings, Inc., has been named in all six causes of action, Harmony Pictures Inc., The End Inc. and three of it's employees have been named in one of the negligence claims. Other defendants include Southern California Edison, Virgin Records America, Inc. Bell Helicopters and Helinet Aviation Services. While it is too early in the discovery process to assess economic risk, management has been advised by the Company's insurance broker that there is adequate insurance to cover any damages assessed against the Company. The probability of an unfavorable outcome and range of possible loss is unknown. Accordingly, no amounts have been accrued at September 30, 1997.

         A cross-complaint related to the preceding matter, was filed on December 23, 1996 in Superior Court of the State of California, County of Los Angeles. The complaint has been filed by Virgin Records Limited against The End, Inc. and Southern California Edison for contractual indemnity, equitable indemnity, comparative contribution and declaratory relief. While it is too early in the discovery process to assess economic risk or insurance coverage, the Company's insurance broker has advised management that there is adequate insurance to cover any damages assessed against the Company. The probability of an unfavorable outcome and range of possible loss is unknown. Accordingly, no amounts have been accrued at September 30, 1997.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months ended September 30, 1997 as compared with Three Months ended September 30, 1996

           For the three months ended September 30, 1997, revenues decreased by 18%, or $2,437,043, to $11,379,476 from $13,816,519 for the three months ended
September 30, 1996. The subsidiaries that ceased operations during 1996 accounted for $547,050 or 4% of the Company's revenue for the three months ended September 30, 1996. Revenues excluding those from ceased operations decreased by $1,889,993.

           Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production for the Three months ended September 30, 1997, decreased by 18%, or $2,022,420, to $9,123,498 from $11,145,918 for the Three months ended
September 30, 1996. Expressed as a percentage of revenues, cost of production for the Three months ended September 30, 1997, was 80% compared with 81% for the Three months ended September 30, 1996 and resulted in gross profit percentages of 20% and 19%, respectively. The increase in gross profit for the three months ended September 30, 1997, was primarily due to management's continuing efforts to reduce costs and maximize purchasing power, offset by the increased competitive factors within the commercial production industry. The subsidiaries that ceased operations during 1996 accounted for $448,229 or 4% of the Company's cost of production for the three months ended September 30, 1996. Cost of production excluding those from ceased operations decreased by $2,470,649 which was directly attributable to the decrease in revenues.

           Selling expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of commercial contracts. Selling expenses for the three months ended September 30, 1997, increased to $732,730 from $658,696 for the three months ended September 30, 1996, representing an increase of $74,034 or 11%. Selling commissions decreased by $53,829, while other selling expenses increased by $127,863. The increase was primarily attributable to $107,844 increase in promotion and advertising expense and $19,745 increase in sales salaries expense. Selling expenses for the operations ceased during 1996, accounted for $22,318 or 3% of the total selling expenses for the three months ended September 30, 1996. Selling expenses excluding those from ceased operations increased by $96,352.

           Operating expenses consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. Operating expenses for the three months ended September 30, 1997, increased to $1,917,581 from $1,480,863 for the three months ended September 30, 1996, representing a increase of $436,718 or 29%. Operating expenses for the operations ceased during 1996, accounted for $71,726 or 5% of the total operating expenses for the three months ended September 30, 1996. Operating expenses excluding those from ceased operations increased by $508,444. The increase in operating expense is primarily attributable to $568,512 combined increase in insurance, office expense, outside service, rent, salaries and telephone offset by a combined decrease of $119,374 in advertising, bad debts, entertainment, investor relations, leased equipment and legal. The increase of $508,444 includes $91,954 for a new subsidiary in London, England and $65,938 for a new San Francisco office for Curious Pictures Corporation.

           Depreciation and amortization expense increased for the three months ended September 30, 1997, to $175,734 from $143,971 for the three months ended September 30, 1996, representing an increase of $31,763. The change is due to the increase in depreciable assets of $138,074.

           Interest income increased for the three months ended September 30, 1997, to $19,883 from $2,378 for the three months ended September 30, 1996, representing an increase of $17,505, due to more cash held in short term investments compared to the prior year.

           Interest expense decreased for the three months ended September 30, 1997, to $3,695 from $21,076 for the three months ended September 30, 1996, representing a decrease of $17,381, due to a decrease in borrowings under the line of credit.

           Income tax expense was $43,248 for the three months ended September 30, 1997. The tax expense is primarily attributable to federal alternative minimum tax and state taxes imposed by various states in which the companies conduct business. A full valuation allowance has been established as the Company cannot determine that it is more likely than not that the deferred tax assets will be realized. During the three months ended September 30, 1997, the Company's effective income tax rate varied from the statutory federal tax rate as a result of the utilization of operating losses for which no tax benefit had been recognized due to the valuation allowance on the net deferred tax asset.

Liquidity and Capital Resources

Three months ended September 30, 1997 as compared with Three months ended September 30, 1996

         As of September 30, 1997, the Company had working capital of $1,739,801 including cash of $586,256 compared to working capital of $2,011,259 including cash of $2,308,943 at September 30, 1996. Cash used by operating activities for the three months ended September 30, 1997, increased $2,288,108 to $1,630,295 from cash provided by operations of $657,813 for the three months ended September 30, 1996. The material items relating to the net increase in cash used by operations were: $965,500 decrease in income from operations; $1,305,592 decrease in billed and unbilled accounts receivable; $3,645,098 decrease in accounts payable and accrued expenses, $292,940 decrease in other current assets and other assets and an increase in deferred income of $658,347.

         Cash used in investing activities (ie: capital expenditures) for the three months ended September 30, 1997, increased $27,464 to $138,074 from $110,610 for the three months ended September 30, 1996.

         Cash provided by financing activities for the three months ended September 30, 1997, decreased by $1,315,000 to $0 from $1,315,000 for the three months ended September 30, 1996. The material decrease in the amount of cash provided  by  financing  activities  were:  $2,000,000  less  proceeds  from the issuance of stock, $600,000 repurchase of stock, $385,000 paydown on subordinated debt in 1996 and a $900,000 increase in net borrowings on the line of credit agreement.

         On May 10, 1995, the Company originally entered into a $3,000,000 asset based revolving line of credit with a bank, with interest at the bank=s prime rate plus 1.0% per annum, collateralized by the assets of the Company. The bank=s prime rate at September 30, 1997 was 8.50%. The maximum outstanding balance during the three months ended September 30, 1997 was $800,000 and the weighted average interest rate was 8.50%. The agreement expires November 30, 1997. Borrowing is based upon certain percentages of acceptable receivables. The loan agreement has certain financial covenants one of which is to maintain profitability on a quarterly basis. The Company was not in compliance with this at September 30, 1997 and the non-compliance was waived by the Bank.

           To the extent that future revenues and related gross profits from these operations do not provide sufficient funds to offset operating costs, the Company's present resources will decrease. The Company, as of September 30,
1997, had entered into various employment agreements with its officers and others which obligate it to make minimum payments of approximately $7,210,858 over the next five years. The payments due are $3,760,929, $2,379,929, $871,250, $159,000 and $39,750 for the years ended September 30, 1998, 1999, 2000, 2001 and 2002. Of such amounts, $4,264,183 is for administrative personnel and $2,946,675 is for commercial television directors and salespeople. Certain director and salespeople agreements provide for additional compensation based on revenues and other items of the subsidiaries. Other agreements provide for additional compensation based on certain defined operating profits of the subsidiaries. This additional compensation is payable whether or not the Company has a profit. Some of the television directors who are associated with the Company receive monthly draws against the directors' compensation for production of commercials. The monthly draws equal the minimum guaranteed compensation payable to such directors. Although the draws are recoupable by the Company out of compensation otherwise payable to such directors, such directors are not obligated to repay such draws, if their fees for commercials produced do not exceed the monthly draws that have been paid. Consequently, the Company is obligated to provide compensation to these directors whether or not they are directing commercials. Most of the Company's sales personnel receive monthly draws offset by their earned commissions. During the three months ended September 30, 1997, the Company paid $556,448 in such draws to these directors and salespeople; they earned $757,439 in fees, which sum exceeded the draws advanced by a net $200,991. On an individual basis, some of the directors and sales personnel's fees earned were less than their draws and decreased the Company's profits by $66,667.

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

PART II-- OTHER INFORMATION


ITEM 5.    Other Information - None


ITEM 6.    Exhibits and Reports on Form 8-K

          (a) 27 Financial Data Schedule


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

                             HARMONY HOLDINGS, INC.

Date: November 14, 1997

           By/s/Christopher T. Dahl
           Christopher T. Dahl
           Chairman of the Board, Chief Executive Officer

Date: November 14, 1997


           By/s/Brian Rackohn
           Brian Rackohn
           Chief Financial Officer
           (Principal Financial and Chief Accounting Officer)