Form 10-Q
period 1997-12-31
HARMONY HOLDINGS INC
filed 1998-02-17
CIK 878246

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549
                            FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1997; or

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

                 YES     X                  NO

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

          Class                                 Outstanding at February 13, 1998
 Common Stock, par value                                 6,487,429  shares
     $.01 per share

                                                 TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION


ITEM 1.


Financial Statements                                                                     Page
---------------------------------------------------------------------------------------- --------------------
---------------------------------------------------------------------------------------- --------------------

Consolidated Balance Sheets:
      December 31, 1997 (unaudited) and June 30, 1997                                    3

Consolidated Statements of Operations (unaudited):
      Six Months Ended December 31, 1997 and 1996                                        4

Consolidated Statements of Operations (unaudited):
      Three Months Ended December 31, 1997 and 1996                                      5

Consolidated Statements of Cash Flows (unaudited):
      Six Months Ended December 31, 1997 and 1996                                        6

Notes to Consolidated Financial Statements                                               7


ITEM 2.

Management's Discussion And Analysis Of Financial
Condition And Results Of Operations                                                      9




PART II-- OTHER INFORMATION


ITEM 6.

                                                                                         13
Exhibits and Reports on Form 8-K

Signatures                                                                               13

                                      PART 1. FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

     Harmony Holdings, Inc.
     Consolidated Balance Sheets
       ----------------------------------------------------------------------------- ---------------------- -----------------
                                                                                       December 31, 1997     June 30, 1997
                                                                                          (unaudited)
       ----------------------------------------------------------------------------- ---------------------- -----------------
       Assets

       Current Assets:
          Cash                                                                                  $1,129,265     $   2,354,625
          Accounts receivable - net of allowance for doubtful accounts of $43,717                2,779,091         5,280,665
          and $97,646
          Unbilled accounts receivable                                                             868,956           865,560
          Other current assets                                                                   1,157,771           794,883
                                                                                                   218,467
          Note receivable from former officer                                                                        208,889
                                                                                     ---------------------- -----------------
                                                                                     ---------------------- -----------------
                                                                                                 6,153,550         9,504,622
           Total current assets
                                                                                                 2,046,254         1,953,064
       Property and equipment, at cost, net of accumulated depreciation and amortization
                                                                                                 2,651,775         2,757,665
       Goodwill, net of accumulated amortization of $1,560,533 and $1,454,643
                                                                                                   153,942           289,695
       Other assets
                                                                                     ---------------------- -----------------
                                                                                     ====================== =================
                                                                                              $ 11,005,521      $ 14,505,046
           Total assets
                                                                                     ====================== =================


       Liabilities and Stockholders' Equity

       Current Liabilities:
          Accounts payable                                                                   $   1,264,404     $   1,694,219
          Accrued liabilities                                                                    2,346,728         4,230,668
          Deferred income                                                                        1,396,405           823,371
                                                                                     ---------------------- -----------------
                                                                                                 5,007,537         6,748,258
            Total current liabilities


       Stockholders' Equity:

       Preferred Stock, $.01 par value, authorized 10,000,000 shares; none issued

       Common Stock, $.01 par value, authorized 20,000,000 shares, issued and                       64,875            66,933
       outstanding 6,487,429 and 6,693,198
       Additional paid-in capital                                                               14,367,437        14,845,129
       Accumulated deficit                                                                     (8,434,328)       (7,155,274)
                                                                                     ---------------------- -----------------
                                                                                     ---------------------- -----------------
                                                                                                 5,997,984         7,756,788
       Stockholders' equity
                                                                                     ---------------------- -----------------
                                                                                     ====================== =================

       Total Liabilities and Stockholders' Equity                                             $ 11,005,521      $ 14,505,046
                                                                                     ====================== =================


       -----------------------------------------------------------------------
       See Accompanying Notes to Consolidated Financial Statements


Harmony Holdings, Inc.
Consolidated Statement of Operations
(unaudited)

--------------------------------------------------- ------------------------------------------
                                                                Six Months Ended
                                                                  December 31,
--------------------------------------------------- ------------------------------------------
                                                           1997                  1996
                                                    -------------------- ---------------------
                                                    -------------------- ---------------------

Contract revenues                                          $ 22,720,236          $ 29,537,842
Cost of production                                           18,254,490            23,593,378
                                                    -------------------- ---------------------
                                                    -------------------- ---------------------
    Gross profit                                              4,465,746             5,944,464
Selling expenses                                              1,199,451             1,545,250
Operating expenses                                            4,189,387             3,339,551
Depreciation and amortization                                   350,071               292,165
                                                    -------------------- ---------------------
                                                    -------------------- ---------------------
    (Loss) income from operations                           (1,273,163)               767,498
Interest income                                                  29,487                38,386
Interest expense                                               (12,236)              (27,660)
                                                    -------------------- ---------------------
Net (loss) income before income taxes                       (1,255,912)               778,224

Income taxes                                                     23,142               103,492
                                                    -------------------- ---------------------
                                                    -------------------- ---------------------
Net (loss) income                                         $ (1,279,054)               674,732
                                                    ==================== =====================
Basic earnings (loss) per share                                $ (0.20)                  0.10
Weighted average shares outstanding                           6,497,614             6,437,763
--------------------------------------------------- -------------------- ---------------------

See Accompanying Notes to Consolidated Financial Statements


Harmony Holdings, Inc.
Consolidated Statement of Operations
(unaudited)

--------------------------------------------------- ------------------------------------------
                                                               Three Months Ended
                                                                  December 31,
--------------------------------------------------- ------------------------------------------
                                                           1997                  1996
                                                    -------------------- ---------------------
                                                    -------------------- ---------------------

Contract revenues                                          $ 11,340,760          $ 15,721,323
Cost of production                                            9,130,992            12,447,460

                                                    -------------------- ---------------------
                                                    -------------------- ---------------------
    Gross profit                                              2,209,768             3,273,863
Selling expenses                                                567,237               886,554
Operating expenses                                            2,171,276             1,858,659
Depreciation and amortization                                   174,337               148,194
                                                    -------------------- ---------------------
                                                    -------------------- ---------------------
    (Loss) income from operations                             (703,082)               380,456
Interest income                                                   9,604                36,008
Interest expense                                                (8,541)               (6,584)
                                                    -------------------- ---------------------
Net (loss) income before income taxes                         (702,019)               409,880

Income taxes                                                   (20,106)               103,492
                                                    -------------------- ---------------------
                                                    -------------------- ---------------------
Net (loss) income                                           $ (681,913)               306,388
                                                    ==================== =====================
Basic earnings (loss) per share                                $ (0.11)                  0.05
Weighted average shares outstanding                           6,481,779             6,693,198
--------------------------------------------------- -------------------- ---------------------

See Accompanying Notes to Consolidated Financial Statements


Harmony Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

--------------------------------------------------------------------------------------------------------------------

                                                                                         Six Months Ended
Increase (decrease) in cash                                                                 December 31

--------------------------------------------------------------------------------------------------------------------

                                                                                       1997               1996
                                                                               --------------------------------------
                                                                               --------------------------------------

Cash flows from operating activities:

Net income (loss)                                                                     $  (1,279,054)       $ 674,732
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization                                                                348,806         290,731
 Amortization of prepaid interest                                                                  0           3,823
 Issuance of non-cash compensation expense                                                    75,000               0

Changes in assets and liabilities:
   Accounts receivable                                                                     2,501,574     (2,441,567)
   Unbilled accounts receivable                                                              (3,396)       (832,466)
   Other current assets                                                                    (367,677)       (511,233)
   Note receivable former officer - interest                                                 (4,789)               0
   Other assets                                                                              135,753        (15,730)
   Accounts payable                                                                        (429,815)       (394,744)
   Accrued liabilities                                                                   (1,883,940)       1,250,030
   Deferred income                                                                           573,034         742,444
                                                                               --------------------------------------
                                                                               --------------------------------------
                                                                                           (334,504)     (1,233,980)
   Net cash used by operating activities
                                                                               --------------------------------------
                                                                               --------------------------------------

Cash flows from investing activities:
Capital expenditures                                                                       (336,106)       (233,588)
                                                                               --------------------------------------
                                                                               --------------------------------------
                                                                                           (336,106)       (233,588)
   Net cash used by investing activities
                                                                               --------------------------------------
                                                                               --------------------------------------

Cash flows from financing activities:

Proceeds from issuance of (repurchase of) stock                                            (554,750)       2,000,000
 Repayments subordinated notes payable                                                             0       (385,000)
 Net borrowings under bank line of credit                                                          0       (300,000)
                                                                               --------------------------------------
                                                                               --------------------------------------
                                                                                           (554,750)       1,315,000
   Net cash provided by (used by) financing activities
                                                                               --------------------------------------
                                                                               --------------------------------------
                                                                                         (1,225,360)       (152,568)
Net decrease in cash
                                                                                           2,354,625         446,740
Cash, beginning of period
Cash, end of period
                                                                               --------------------------------------
                                                                               ======================================
                                                                                         $ 1,129,265       $ 294,172
-------------------------------------------------------------------------------======================================

See Accompanying Notes to Consolidated Financial Statements

                                              HARMONY HOLDINGS, INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (unaudited)
                                                 December 31, 1997






(1)         Basis of Presentation

           These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements and may be subject to year-end adjustments. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the results of operations for the periods presented. The results of operations for the six months ended December 31, 1997 are not necessarily indicative of a full year.

           The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements as of June 30, 1997 filed as part of the Company's Annual Report on Form 10-K.

(2)       Organization, Business, and Principles of Consolidation

          Harmony Holdings, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 5, 1991 as a wholly owned subsidiary of Ventura Entertainment Group Ltd. ("Ventura"). In connection with its formation and initial capitalization, Ventura contributed all of the capital stock of Harmony Pictures, Inc. ("Harmony") and Melody Films, Inc. ("Melody") to the Company. Harmony and Melody have been operating since 1979. In March 1990, Ventura acquired Harmony and Melody from its co-founders, Stuart Gross and Robert Lieberman. The Company conducts its operations through its wholly owned subsidiaries, Harmony Pictures, Inc., Melody Films, Inc., Lexington Films, Inc., The End Inc., The Beginning Inc., The Moment Inc., The End (London) Ltd., Curious Pictures Corporation, Hollywood Business Solutions, Inc. and Harmony Entertainment, Inc. Unless the context indicates otherwise, the term "Company" includes Harmony Holdings, Inc. and all of these subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. As of June 30, 1994, Ventura owned approximately 27 percent of the Company's common stock. As of June 30, 1995, Ventura had sold its entire interest in the Company. Curious Pictures Corporation is 99% owned, the 1% minority interest is not presented separately as the amounts are not significant.

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

(4) Earning (Loss) per share Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common share outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earning (loss) per share is not presented when the effect is antidilutive.

(5)      Commitments and Contingencies

         A lawsuit was filed on March 22, 1996, (served August 12, 1996) in Superior Court of the State of California, County of Los Angeles. A wrongful death claim has been made by the estate of Henry Gillermo Urgoiti, his wife and three children for an accident that occurred during the filming of a music video in August 1995. The complaint contains six causes of action, three causes for negligence, one cause for negligent product liability, one cause for strict liability and one cause for breach of warranty. Harmony Holdings, Inc., has been named in all six causes of action, Harmony Pictures Inc., The End Inc. and three of The End Inc.'s employees have been named in one of the negligence claims. Other defendants include Southern California Edison, Virgin Records America, Inc., Bell Helicopters and Helinet Aviation Services. While it is too early in the discovery process to assess economic risk, the Company's insurance broker has advised management that there is adequate insurance to cover the amount of damages asserted in the complaint against the Company. The probability of an unfavorable outcome and range of possible loss is unknown. Accordingly, no amounts have been accrued as contingent liabilities in the accompanying financial statements.

         A cross-complaint related to the preceding matter, was filed on December 23, 1996 in Superior Court of the State of California, County of Los Angeles. The complaint was filed by Virgin Records Limited against The End, Inc. and Southern California Edison for contractual indemnity, equitable indemnity, comparative contribution and declaratory relief. While it is too early in the discovery process to assess economic risk or insurance coverage, the Company's insurance broker has advised management that there is adequate insurance to cover the amount of damages asserted against the Company. The probability of an unfavorable outcome and range of possible loss is unknown. Accordingly, no amounts have been accrued as contingent liabilities in the accompanying financial statements.


         On December 22, 1997, a lawsuit entitled Directors Guild of America-Producer Pension Plan, et al. v. Harmony Pictures Inc., Melody Films Inc., and Velocity Films Inc., Case No. 97-8359-JMI (Manx), was filed in the United States District Court, Central District of California, The pension and health plans have alleged that, for the audit period covered, the defendants have not permitted a full audit of their records and are liable for unpaid pension and health contributions, liquidated damages, interest, audit and attorneys' fees. The prayer of the complaint requests damages in accordance with proof at trial and the allegations of the complaint reference audit costs of $8,442 and interest of $34,037 however, defendants have received a January 13, 1998, interim report which asserts defendants owe the Plans an additional $45,158 in contributions, $20,548 in interest and $17,422 in audit fees. Also, the Plans have requested an audit of defendants records through the present.

         The lawsuit is in the initial stages of discovery and the parties intend to file cross motions for summary judgment relating to defendants' affirmative defense of accord and satisfaction. Accordingly, at this time, counsel for the company is not able to estimate the likelihood of an adverse result or, if an adverse outcome occurs, the amount of liability that may be incurred by the company.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         Statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive pricing and such other risks and uncertainties as are described in this report on Form 10-Q and other documents previously filed or hereafter filed by the Company from time to time with the Securities and Exchange Commission.

Results of Operations

Six Months ended December 31, 1997 as compared with Six Months ended December 31, 1996

           For the six months ended December 31, 1997, contract revenues decreased by 23%, or $6,817,606, to $22,720,236 from $29,537,842 for the six months ended December 31, 1996. Included in revenues for the 1996 period were revenues of $587,655 generated from unprofitable operations that were terminated during the six months ended December 31, 1996. Accordingly, revenues from comparable operations, excluding those from ceased operations decreased by $6,230,951. The decrease in contract revenues was primarily attributable to the loss of one director (who left The End, Inc., on July 1, 1997) who billed in excess of $10,000,000 in contract revenues during his last year with The End, Inc. The End, Inc. has subsequently replaced this director. Additionally, Harmony Pictures, Inc., terminated the services of one sales representative in September 1997 and did not replace him until December 1997.

           Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production for the six months ended December 31, 1997, decreased by 23%, or $5,338,888, to $18,254,490 from $23,593,378 for the six months ended December 31, 1996. Expressed as a percentage of revenues, cost of production for the six months ended December 31, 1997, was 80% compared with 80% for the six months ended December 31, 1996 and resulted in gross profit percentages of 20% and 20%, respectively.

           Selling expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of television commercial contracts. Selling expenses for the six months ended December 31, 1997, decreased to $1,199,451 from $1,545,250 for the six months ended December 31, 1996, representing a decrease of $345,799 or 22%. Most of the decrease in selling expenses was due to a reduction in sales commissions. Sales commissions decreased by $257,910 due to the reduction in overall contract revenues.

           Operating expenses consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. Operating expenses for the six months ended December 31, 1997, increased to $4,189,387 from $3,339,551 for the six months ended December 31, 1996, representing an increase of $849,836 or 25% of the increase in operating expense, $298,275 was attributable to a new subsidiary in London, England and to the opening of a new San Francisco office for Curious Pictures Corporation. The balance of the increase was due to the restructuring of the Company's corporate offices and decentralizing it's subsidiary accounting procedures. During the six months ended December 31, 1997, to some extent there have been duplicate corporate expenses due to the management functions performed in both Minnesota and Los Angeles. Certain of the Company's new officers and directors operate from offices in Minnesota, which has increased travel expenses and caused certain duplication of expenses. The Minnesota office has added approximately $160,000 in operating expenses during the six months ended December 31, 1997. Management believes that most of the additional costs will be eliminated when the corporate reorganization is completed.

           Depreciation and amortization expense increased for the six months ended December 31, 1997, to $350,071 from $292,165 for the six months ended December 31, 1996. The change is due to the increase in depreciable assets of $431,834.

           Interest income decreased for the six months ended December 31, 1997, to $29,487 from $38,386 for the six months ended December 31, 1996, representing a decrease of $8,899, due to less cash held in short term investments compared to the prior year. Interest expense decreased for the six months ended December 31, 1997, to $12,236 from $27,660 for the six months ended December 31, 1996, representing a decrease of $15,424, due to a decrease in borrowings under the line of credit.

           Income tax expense was $23,142 for the six months ended December 31, 1997. The tax expense is primarily attributable to federal alternative minimum tax and state taxes imposed by various states in which the companies conduct business. A full valuation allowance has been established as the Company cannot determine that it is more likely than not that the deferred tax assets will be realized. During the six months ended December 31, 1997, the Company's effective income tax rate varied from the statutory federal tax rate as a result of the utilization of operating losses for which no tax benefit had been recognized due to the valuation allowance on the net deferred tax asset.


Three Months ended December 31, 1997 as compared with Three Months ended December 31, 1996

           For the three months ended December 31, 1997, revenues decreased by 28%, or $4,380,563, to $11,340,760 from $15,721,323 for the three months ended
December 31, 1996. The decrease in contract revenues was primarily attributable to the loss of one director (who left The End, Inc., on July 1, 1997) who billed in excess of $10,000,000 in contract revenues during his last year with The End, Inc. The End, Inc. has subsequently replaced this director. Additionally, Harmony Pictures, Inc. terminated the services of one sales representative in September 1997 and did not replace him until December 1997.

           Cost of production for the three months ended December 31, 1997, decreased by 27%, or $3,316,468, to $9,130,992 from $12,447,460 for the three months ended December 31, 1996. Expressed as a percentage of revenues, cost of production for the three months ended December 31, 1997, was 81% compared with 79% for the three months ended December 31, 1996 and resulted in gross profit percentages of 19% and 21%, respectively. The decrease in gross profit for the three months ended December 31, 1997, was primarily due to the increased competitive factors within the commercial production industry, offset in part by management's continuing efforts to reduce costs and maximize purchasing power.

           Selling expenses for the three months ended December 31, 1997, decreased to $567,237 from $886,554 for the three months ended December 31, 1996, representing an decrease of $319,317 or 36%. Selling commissions decreased by $204,081, while other selling expenses decreased by $115,236. The decrease was primarily attributable $31,638 decrease in promotion expense, $32,129 decrease in sales salaries and a $43,675 decrease in director speculation reels.

           Operating expenses for the three months ended December 31, 1997, increased to $2,171,276 from $1,858,659 for the three months ended December 31, 1996, representing a increase of $312,617 or 17%. The increase in operating expense is primarily attributable to $389,847 combined increase in insurance, outside service, salaries and entertainment offset by a combined decrease of $126,200 in advertising, leased equipment and legal. The increase of $312,617 includes $74,692 for a new subsidiary in London, England and $64,999 for a new San Francisco office for Curious Pictures Corporation. In addition, operating expenses increased due to fees paid to new officers and directors together with certain expenses related to the on going reorganization of the Company's corporate operations.

          Depreciation and amortization expense increased for the three months ended December 31, 1997, to $174,337 from $148,194 for the three months ended December 31, 1996, representing an increase of $26,143. The change is due to the increase in depreciable assets of $431,834.

          Interest income decreased for the three months ended December 31, 1997, to $9,604 from $36,008 for the three months ended December 31, 1996, representing a decrease of $26,404, due to less cash held in short term investments compared to the prior year. Interest expense increased for the three months ended December 31, 1997, to $8,541 from $6,584 for the three months ended December 31, 1996, representing an increase of $1,957, due to an increase in borrowings under the line of credit.

           Income tax expense was ($20,106) for the three months ended December 31, 1997. The tax expense is primarily attributable to federal alternative minimum tax and state taxes imposed by various states in which the companies conduct business. A full valuation allowance has been established as the Company cannot determine that it is more likely than not that the deferred tax assets will be realized. During the three months ended December 31, 1997, the Company's effective income tax rate varied from the statutory federal tax rate as a result of the utilization of operating losses for which no tax benefit had been recognized due to the valuation allowance on the net deferred tax asset.

Liquidity and Capital Resources

         As of December 31, 1997, the Company had working capital of $1,146,013 including cash of $1,129,265 compared to working capital of $2,756,364 including cash of $2,354,625 at June 30, 1997. Cash used by operating activities for the six months ended December 31, 1997 was $334,504. This included a decrease in accounts receivable of $2,501,574 and a decrease in accounts payable and accrued expenses of $2,313,755, both of which are directly related to the decrease in contract revenues for the period.

         Cash used in investing activities for the six months ended December 31, 1997, was $336,106 and represents capital expenditures incurred in the normal course of operations.

         Cash used by financing activities for the six months ended December 31, 1997 was $554,750. The cash used by financing activities was the result of a $600,000 repurchase of common stock net of $45,250 in proceeds from stock options exercised.

         On May 10, 1995, the Company entered into a $3,000,000 asset based revolving line of credit with a bank, with interest currently at the bank=s prime rate plus .5% per annum. Borrowings under the credit facility are secured by a lien on the assets of the Company. The bank=s prime rate at December 31, 1997 was 8.50%. The maximum outstanding balance during the six months ended December 31, 1997 was $800,000 and the weighted average interest rate was 9.00%. The credit agreement expires October 30, 1998. Borrowing is based upon certain percentages of acceptable accounts receivables. The loan agreement has certain financial covenants one of which is to maintain profitability on a quarterly basis another is to maintain tangible net worth of at least $5,000,000. The Company was not in compliance with these covenants at December 31, 1997. The bank has agreed to take no action due to the non-compliance.

           To the extent that future revenues and related gross profits from operations do not provide sufficient funds to offset operating costs, the Company's present resources will decrease. The Company, as of December 31, 1997, had entered into various employment agreements with its officers and others which obligate it to make minimum payments of approximately $6,176,968 over the next five years. The payments due are $3,720,151, $2,115,317 and $341,500 for the years ended December 31, 1998, 1999 and 2000. Of such amounts, $3,512,683 is for administrative personnel and $2,664,284 is for commercial television directors and salespeople. Certain director and salespeople agreements provide for additional compensation based on revenues and other items of the subsidiaries. Other agreements provide for additional compensation based on certain defined operating profits of the subsidiaries. This additional compensation is payable whether or not the Company has a profit. Some of the television directors who are associated with the Company receive monthly draws against the directors' compensation for production of commercials. The monthly draws equal the minimum guaranteed compensation payable to such directors. Although the draws are recoupable by the Company out of compensation otherwise payable to such directors, such directors are not obligated to repay such draws, if their fees for commercials produced do not exceed the monthly draws that have been paid. Consequently, the Company is obligated to provide compensation to these directors whether or not they are directing commercials. Most of the
Company=s sales personnel receive monthly draws offset by their earned commissions. During the six months ended December 31, 1997, the Company paid $1,075,356 in such draws to these directors and salespeople; they earned $1,424,061 in fees, which sum exceeded the draws advanced by a net $348,705. However, on an individual basis, some of the directors and sales personnel=s fees earned were less than their draws and decreased the Company's profits by $91,667.

         The Company is currently in the process of reorganizing the management of the Harmony Holdings, Inc. In connection with the reorganization, effective October 1, 1997, the Company entered into a services agreement with Radio Management Corporation ("RMC"), an affiliate of Children's Broadcasting Corporation ("CBC") that provides management services to CBC and other companies. Pursuant to the services agreement, RMC has agreed to provide payroll services, general accounting services, general legal services and such other services as the parties may agree for a monthly payment of $19,372. The services agreement may be terminated by either party upon 60 days written notice to the other party. In addition, in connection with the reorganization, the Company has commenced relocating the corporate offices of Harmony Holdings, Inc. from Los Angeles, California, to RMC's offices in Minneapolis, Minnesota. In connection with the relocation, the Company will also reduce its workforce in Los Angeles and will attempt to sublease its corporate headquarters.

         Management believes that the foregoing restructuring will, in the short term, negatively affect the Company's liquidity because of the costs involved in effecting both the relocation and the reduction in the workforce, and because of the rent obligation that the Company will continue to bear until the Los Angeles offices are subleased. However, the Company believes that over the longer term, the reorganization will, when fully implemented, result in more effective and efficient operations.

         On January 7, 1998, the Company made a $650,000 loan to CBC (the "Loan"). In connection with the Loan, CBC paid the Company a loan fee of $39,000 and agreed to pay interest at a rate of 15% per annum. The Loan is payable within 30 days after demand is made by the Company and can be repaid at any time by CBC. CBC has informed the Company that, by no later then the end of February 1998, it expects to have entered into one or more binding agreements to sell one or more of its radio stations and that it intends to use the proceeds from the sale of the first radio station to fully repay the Loan. Based on the expected closing dates of the station sales currently being negotiated by CBC, CBC expects that the Loan will be fully repaid by no later than the end of June, 1998. The Company currently estimates that its current cash balances, its anticipated cash flow, and funds available under its credit facility will be sufficient to meet the Company's working capital requirements until the anticipated Loan repayment date. Although CBC currently owns valuable radio station properties that it is in the process of selling, CBC does not currently have sufficient cash available to repay the Loan in full should the Company demand repayment. Accordingly, although the Loan by its terms is repayable upon 30 days' notice, because of CBC's lack of liquidity, CBC would not have the ability to repay the loan until the consummation of the sale of a radio station. Therefore, should the Company develop a cash shortfall and require the repayment of the Loan, absent a sale of radio station, it is unlikely that the Company could depend on the repayment of Loan to cure the Company's cash flow difficulties.

           The Company has no material commitments for capital expenditures and has not made any arrangements for external sources of financing other than its existing credit facility. Management believes that the Company's present cash balanced and anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet its needs for at least the next twelve months.

Inflation

           Inflation has not had a significant effect on the Company.

Year 2000 compliance

           The Company has made an assessment of it's systems and has been advised by it's computer consultant that all of it's systems are year 2000 compliant.

          PART II-- OTHER INFORMATION


ITEM 6.    Exhibits and Reports on Form 8-K


Exhibit
Number            Description

10.1 Service agreement between Radio Management Corporation and Harmony Holdings, Inc. effective October 1, 1997.

27                Financial Data Schedule

          (b) Reports on Form 8-K - None

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HARMONY HOLDINGS, INC.

Date: February 17, 1998

           By/s/Christopher T. Dahl
           Christopher T. Dahl
           Chairman of the Board, Chief Executive Officer


Date: February 17, 1998


           By/s/Brian Rackohn
           Brian Rackohn
           Chief Financial Officer
           (Principal Financial and Chief Accounting Officer)

Exhibit 10.1
                                                        18

                                SERVICE AGREEMENT
         THIS AGREEMENT made effective October 1, 1997, by and between RADIO MANAGEMENT CORPORATION, a Minnesota corporation (hereinafter ARMC@), and HARMONY HOLDINGS, INC., a Delaware corporation (hereinafter AHHI@).
         WHEREAS, RMC engages in the business of providing general and administrative services to businesses and HHI is the owner of various media and entertainment production companies, including without limitation, television, film and music videos; and
         WHEREAS, HHI intends to retain RMC to provide certain general and administrative services for its media and entertainment production companies according to the terms and provisions set forth herein.
NOW, THEREFORE, based upon the mutual premises contained herein, and other good and valuable consideration, the parties hereby hereto agree as follows:
         1. SERVICES. During the term hereof, RMC shall perform certain general and administrative services for HHI, including without limitation, payroll services, general accounting services, general legal services and such other services as the parties my mutually agree to from time to time.

         2. COMPENSATION. In consideration of the services performed by RMC hereunder, HHI shall pay RMC the sum of Nineteen Thousand Three Hundred Seventy Two and no/100 Dollars ($19,372.00) per month payable within thirty (30) days from the end of each calendar month. The compensation paid to RMC hereunder shall not include any fees or expenses for accounting, legal or other services performed for HHI by third parties.

         3. QUARTERLY REVIEW. The parties agree that they will review the services provided by RMC hereunder and the compensation set forth herein at the end of each calendar quarter during the term hereof, and at such time the services and compensation may be adjusted upon the mutual agreement of the parties.

         4. EXPENSES. In addition to the compensation set forth in Section 2 above, HHI shall pay all reasonable and necessary expenses incurred by RMC in connection with the services performed hereunder, including without limitation, travel and lodging expenses and any other expenses directly attributable to the services performed by RMC hereunder. RMC shall bill HHI on a monthly basis for such expenses and HHI shall pay the same within thirty (30) days from the date HHI receives any such invoice.

         5.       INDEPENDENT CONTRACTOR.   The  parties  hereby   acknowledge
that (i) RMC, while performing services hereunder, at all times acting as an independent contractor and not as an employee of HHI; (ii) the employees of RMC shall at no time be considered employees of HHI in connection with the services performed hereunder; and (iii) RMC shall be solely responsible for all federal, state and local income taxes, employment taxes, self-employment taxes, workers= compensation insurance premiums and any and all other similar taxes or payments RMC is required to make as a result of the services RMC performs hereunder. HHI shall approve the engagement of any officer of RMC who shall pursuant to such engagement also serve as an officer of HHI, and HHI shall affirm and agree to the terms of such engagement.

         6. LIMITATIONS ON LIABILITY. HHI hereby agrees that in no event shall RMC be liable to HHI for any indirect, special or consequential damages or lost profits arising out of or in any way related to this Agreement or the performance of services hereunder or any breach thereof and that RMC=s liability to HHI hereunder, if any, shall in no event exceed the total compensation paid to RMC hereunder.

         7. TERM. This Agreement shall commence on the date hereof and shall continue thereafter on a month to month basis. This Agreement may be terminated by either party, at any time, upon providing written notice delivered to the other party. Such termination shall be effective sixty (60) days from receipt of such notice.

8. TERMINATION. Notwithstanding Section 7 above, this Agreement shall terminate upon the occurrence of any of the following events:

a. by RMC if HHI is more than sixty (60) days delinquent in its payment of compensation or expenses pursuant to Sections 2 or 3 above;

                  b. by either party if the other party is in default under any provision hereunder and such default is not cured within thirty (30) days after notice thereof is given to the defaulting party;

c. by either party if the other party becomes insolvent or seeks protection, voluntarily or involuntarily, under any bankruptcy law; or

                  d.       upon mutual agreement of both parties.

                  A  termination  of this  Agreement  pursuant  to  Section 8 or
                  Section 7 above shall not relieve HHI of its obligation to pay RMC compensation or expenses for any services rendered or expenses incurred prior to the date of termination.

9. GOVERNING LAW. This Agreement shall be construed and enforced in accordance with the laws of the State of Minnesota.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.
                                              RADIO MANAGEMENT CORPORATION
                                      BY:     B/S/ RADIOMANAGEMENTCORPORATION

                                              HARMONY HOLDINGS, INC.
                                     BY:      B/S/ Harmony Holdings, Inc.