Form 10-Q
period 1998-03-31
HARMONY HOLDINGS INC
filed 1998-05-15
CIK 878246

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549
                                      FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998; or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     ___________.

Commission File Number 000-19577
                       ---------


                                HARMONY HOLDINGS, INC.
                           --------------------------------
                (Exact Name of Registrant as Specified in its Charter)


                DELAWARE                     95-4333330
    (State or Other Jurisdiction of     (I.R.S. Employer
     Incorporation or Organization)     Identification No.)


                                 6806 LEXINGTON AVENUE
                                 HOLLYWOOD, CA  90038
                       (Address of Principal Executive Offices)
                                      (Zip Code)

                                    (213) 960-1400
                 (Registrant's Telephone Number, Including Area Code)

                           1990 WESTWOOD BLVD., SUITE 310
                               LOS ANGELES, CA  90025
                                  (former address)

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES     X                  NO
                          -------                   -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                  CLASS                 OUTSTANDING AT MAY 8, 1998
     -------------------------------    --------------------------
       COMMON STOCK, PAR VALUE               6,487,429  SHARES
            $.01 PER SHARE

INDEX

HARMONY HOLDINGS, INC.

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets -- March 31, 1998 and June 30, 1997.

          Consolidated Statements of Operations -- Three and nine months ended March 31, 1998 and 1997.

          Consolidated Statements of Cash Flows -- Nine months ended March 31, 1998 and 1997.

          Notes to consolidated financial statements  -- March 31, 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

ITEM 1.

                           PART 1. FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


HARMONY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITIED)
                                                        MARCH 31        JUNE 30
                                                          1998            1997
                                                      -------------------------
                              ASSETS
Current assets:
  Cash                                                $       -     $ 2,354,625
  Accounts receivable                                   5,711,507     5,378,311
       Allowance for doubtful accounts                    (43,717)      (97,646)
  Unbilled accounts receivable                            452,541       865,560
  Other current assets                                     77,371       794,883
  Loan Receivable-former officer & related party          904,580       208,889
                                                      -------------------------
           Total Current  Assets                        7,102,282     9,504,622

  Property and equipment, net                           2,082,665     1,953,064
  Goodwill, net                                         2,598,830     2,757,665
  Other assets                                            175,738       289,695
                                                      -------------------------
           Total Assets                               $11,959,515    14,505,046
                                                      -------------------------
                                                      -------------------------

                   LIABILITY & SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $ 1,838,448   $ 1,694,219
  Accrued liabilities                                   2,014,255     4,230,668
  Bank line of credit                                   2,750,000           -
  Bank Overdraft                                          134,140           -
  Deferred income                                         217,585       823,371
                                                      -------------------------
           Total Current Liabilities                    6,954,427     6,748,258

           Total Liabilities                            6,954,427     6,748,258
                                                      -------------------------

Shareholders' equity:
  Common stock, $.01 par value:
   Authorized shares- 20,000,000
   Issued & outstanding shares- 6,487,429 in1998
      and 6,693,198 in1997                                 64,875        66,933
   Additional paid-in capital                          14,367,437    14,845,129
   Accumulated deficit                                 (9,427,224)   (7,155,274)
                                                      -------------------------
           Total Shareholders' Equity                   5,005,088     7,756,788
                                                      -------------------------

           Total Liabilities & Shareholders' Equity   $11,959,515   $14,505,046
                                                      -------------------------
                                                      -------------------------

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                    MARCH 31                          MARCH 31
                                           -------------------------------------------------------------
                                              1998            1997              1998              1997
                                           -------------------------------------------------------------
Revenues:
     Contract revenues                     $14,756,151    $18,747,745       $37,476,387      $48,285,615
     Cost of production                     11,861,074     15,664,464        30,115,564       39,257,842
                                           -------------------------------------------------------------
           Gross profit                      2,895,076      3,083,281         7,360,822        9,027,773

Operating expenses:
     Selling                                   545,586        901,040         1,745,037        2,446,291
     General and administrative              2,621,045      1,803,902         6,810,432        5,143,452
     Corporate Reorganization Costs            550,000              -           550,000                -
     Depreciation & amortization               175,806        156,699           525,877          448,864
                                           -------------------------------------------------------------
           Total operating expenses          3,892,437      2,861,641         9,631,346        8,038,607
                                           -------------------------------------------------------------

Income (loss) from operations                 (997,361)       221,640        (2,270,524)         989,166
Interest income                                 32,545         82,946            62,032          121,332
Interest expense                               (28,079)       (69,430)          (40,315)         (97,090)
                                           -------------------------------------------------------------

Net income (loss) before income taxes         (992,896)       235,156        (2,248,808)       1,013,408

Income taxes                                         -         29,445            23,142          132,937
                                           -------------------------------------------------------------

Net income (loss)                          $  (992,896)   $   205,711       $(2,271,950)     $   880,471
                                           -------------------------------------------------------------
                                           -------------------------------------------------------------

Net income (loss) per share                $     (0.15)   $      0.03       $     (0.35)     $      0.13
                                           -------------------------------------------------------------
                                           -------------------------------------------------------------

Weighted average number of shares            6,487,429      6,853,062         6,494,219        6,682,772
outstanding
                                           -------------------------------------------------------------
                                           -------------------------------------------------------------

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                                MARCH 31
                                                               -----------------------------------
                                                                      1998                 1997
                                                               -----------------------------------
OPERATING ACTIVITIES:
  Net income (loss)                                            $   (2,271,950)     $       880,471
  Adjustments to reconcile net loss to net cash
   Used in operating activities:
     Provision for doubtful accounts                                  (53,929)
     Depreciation & amortization                                      525,877              448,864
     Amortization of prepaid interest
     Decrease (increase) in:
       Accounts receivable                                           (333,196)          (3,576,607)
       Unbilled accounts receivable                                   413,019           (1,482,940)
       Other assets                                                   717,512             (572,343)
       Notes receivable-former officer & related party                (45,691)
       (interest)
     Increase (decrease) in:
       Accounts payable                                               144,229              361,810
       Accrued liabilities                                         (2,216,413)           2,730,649
       Deferred income                                               (605,786)             375,619
                                                               -----------------------------------
         Net cash used in operating activities:                    (3,726,328)            (834,477)
                                                               -----------------------------------

INVESTING ACTIVITIES:
    Loan receivable - related party                                  (650,000)
    Capital expenditures                                             (382,686)            (554,365)
                                                               -----------------------------------
         Net cash used in investing activities                     (1,032,686)            (554,365)
                                                               -----------------------------------

FINANCING ACTIVITIES:
    Bank line of credit                                             2,750,000             (300,000)
    Bank Overdraft                                                    134,140                  -
    Repayments of subordinated notes payable
                                                                           -              (385,000)
    Proceeds from issuance (repurchase) of common stock              (479,750)           2,000,000
                                                               -----------------------------------
         Net cash provided by financing activities                  2,404,390            1,315,000
                                                               -----------------------------------

Decrease in cash and cash equivalents                               2,354,625              (73,842)
Cash and cash equivalents at beginning of year                      2,354,625              446,740
                                                               -----------------------------------

Cash and cash equivalents at end of year                       $          -        $       372,898
                                                               -----------------------------------
                                                               -----------------------------------

(1)  BASIS OF PRESENTATION

     These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements and may be subject to year-end adjustments. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the results of operations for the periods presented. The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of a full year.

          The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements as of June 30, 1997 filed as part of the Company's Annual Report on Form 10-K.

(2)   ORGANIZATION, BUSINESS, AND PRINCIPLES OF CONSOLIDATION

      Harmony Holdings, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 5, 1991 as a wholly owned subsidiary of Ventura Entertainment Group Ltd. ("Ventura"). In connection with its formation and initial capitalization, Ventura contributed all of the capital stock of Harmony Pictures, Inc. ("Harmony") and Melody Films, Inc. ("Melody") to the Company. Harmony and Melody have been operating since 1979. As of June 30, 1995, Ventura had sold the entire interest in the Company. The Company conducts its operations through its wholly owned subsidiaries, Harmony Pictures, Inc., Melody Films, Inc., Lexington Films, Inc., Pure Film, Inc., The End Inc., The Beginning Inc., The Moment Inc., The End (London) Ltd., Curious Pictures Corporation, and Hollywood Business Solutions, Inc. Unless the context indicates otherwise, the term "Company" includes Harmony Holdings, Inc. and all of these subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Curious Pictures Corporation is 99% owned, the 1% minority interest is not presented separately as the amounts are not significant. In 1997, Children's Broadcasting Corporation ("CBC") purchased, from other stockholders, (I) 2,188,731 shares of the Company's outstanding common stock and (ii) outstanding options to acquire an additional 750,000 shares exercisable at $1.50 per share and expiring a various dates through October 2001. CBC's investment represents 33.7% of the outstanding common stock of the Company at March 31, 1998.

     The Company operates in one reportable segment, producing television commercials, music videos and related media. The Company's services are usually directed towards advertising agencies located in the major markets of New York, Los Angeles, Chicago, Detroit, Dallas, San Francisco and in regional markets.

(3)  EQUITY

     On July 25, 1997, the Company re-purchased 230,769 shares (originally issued in July 1996) of its common stock at $2.60 per share for a total purchase price of $600,000. As a result of this transaction, a pending lawsuit against the Company was dismissed.

(4)  EARNING (LOSS) PER SHARE

     Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings
(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earning (loss) per share is not presented when the effect is antidilutive.

(5)  SIGNIFICANT TRANSACTIONS

     In January 1998, Children's Broadcasting Corporation ("CBC"), a 33.7% shareholder of the Company, issued a note payable to the Company for $611,000 bearing an interest rate of 15% per annum. The Company provided CBC with $650,000 in cash and retained $39,000 as a loan origination fee. The note is unsecured and payable by CBC upon the Company's demand.

     On March 10, 1998 the board of directors approved the repricing of outstanding stock options held by all employees employed at such date. The new exercise price of the options is $1.4375, the closing price of the Company's common stock on that date.

(6)  COMMITMENTS AND CONTINGENCIES

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

          On December 22, 1997, a lawsuit entitled Directors Guild of America-Producer Pension Plan, et al. v. Harmony Pictures Inc., Melody Films Inc., and Velocity Films Inc., Case No. 97-8359-JMI (Manx), was filed in the United States District Court, Central District of California, The pension and health plans have alleged that, for the audit period covered, the defendants have not permitted a full audit of their records and are liable for unpaid pension and health contributions, liquidated damages, interest, audit and attorneys' fees. The prayer of the complaint requests damages in accordance with proof at trial and the allegations of the complaint reference audit costs of $8,442 and interest of $34,037 however, defendants have received a January 13, 1998, interim report which asserts defendants owe the Plans an additional $45,158 in contributions, $20,548 in interest and $17,422 in audit fees. Also, the Plans have requested an audit of defendant's records through the present.

     The parties have filed a stipulation regarding defendant's motion for summary judgment and plaintiff's cross motion for summary adjudication relating to defendant's affirmative defense of accord and satisfaction, and a hearing has been scheduled for July 6, 1998. Accordingly, at this time, counsel for the Company is not able to estimate the likelihood of an adverse result or, if an adverse outcome occurs, the amount of liability that may be incurred by the Company.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 1998 AS COMPARED WITH NINE MONTHS ENDED MARCH 31,
1997

     For the nine months ended March 31, 1998, contract revenues decreased by 22%, or $10,810,000 to $37,476,000 from $48,286,000 for the nine months ended
March 31, 1997. Included in revenues for the period ended March 31, 1997 were revenues of $997,000 generated from unprofitable operations that have since been terminated. Accordingly, revenues from comparable operations, excluding those from ceased operations decreased by $9,813,000. The decrease in contract revenues was primarily attributable to the loss of one director (who left The End, Inc., on July 1, 1997) who billed in excess of $10,000,000 in contract revenues during his last year with The End, Inc. The End, Inc. has subsequently replaced this director, but contract revenues decreased $3,534,000 during this period. Additionally, Harmony Pictures, Inc. terminated the services of one internal sales representative in September 1997 and did not replace him until December 1997. Contract revenues at Harmony Pictures, Inc. decreased $6,529,000 during the nine months ended March 31, 1998 compared to the nine months ended March 31, 1997.

     Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production for the nine months ended March 31, 1998, decreased by 23%, or $9,142,000, to $30,116,000 from $39,258,000 for the nine months ended March 31, 1997. Expressed as a percentage of revenues, cost of production for the nine months ended March 31, 1998, was 80% compared with 81% for the nine months ended March 31, 1997 and resulted in gross profit percentages of 20% and 19%, respectively.

     Selling expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of television commercial contracts. Selling expenses for the nine months ended March 31, 1998, decreased to $1,745,000 from $2,446,000 for the nine months ended March 31, 1997, representing a decrease of $701,000 or 29%. Overall sales expenses decreased due to a decrease in promotions and director speculation reels. Additionally, sales expenses at discontinued operations accounted for $102,000 of the decrease in selling expense and sales commissions overall decreased $365,000 due to the reduction in overall contract revenues.

     General and administrative expenses consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. General and administrative expenses for the nine months ended March 31, 1998, increased to $6,810,000 from $5,143,000 for the nine months ended March 31, 1997, representing an increase of $1,667,000 or 32%. Additionally, the Company recognized $550,000 of corporate reorganization costs during the nine months ended March 31, 1998. These one-time costs were incurred in conjunction with the reorganization of the corporate office and the reorganization of various subsidiaries in an effort to make them more profitable. During the nine months ended March 31,1998, there have been, to some extent, duplicate corporate expenses due to the management functions performed in both Minnesota and Los Angeles. Certain of the Company's new officers and directors operate from offices in Minnesota. Some additional expense has been incurred during this transaction. Management recently sublet the former corporate office in Los Angeles and eliminated eight corporate staff members. Management expects to realize savings of $500,000 or more annually once the corporate reorganization is completed. Of the increase in general and administrative expense, $430,000 was attributable to The End (London) Ltd., a new subsidiary in London, England, and $170,000 was due to the opening of a new San Francisco office for Curious Pictures Corporation.

     Depreciation and amortization expense increased for the nine months ended March 31, 1998, to $526,000 from $449,000 for the nine months ended March 31, 1997. The change is due to the increase in depreciable assets.

     Interest income decreased for the nine months ended March 31, 1998, to $62,000 from $121,000 for the nine months ended March 31, 1997, representing a decrease of $59,000 or 49%, due to less cash held in short term investments compared to the prior year. Interest expense decreased for the nine months ended March 31, 1998, to $40,000 from $97,000 for the nine months ended March 31, 1997, representing a decrease of $57,000, due to a decrease in borrowings under the line of credit.

     Income tax expense was $23,000 for the nine months ended March 31, 1998. The tax expense is primarily attributable to federal alternative minimum tax and state taxes imposed by various states in which the companies conduct business. During the nine months ended March 31, 1998, the Company's effective income tax rate varied from the statutory federal tax rate as a result of operating losses for which no tax benefit had been recognized due to the valuation allowance on the net deferred tax asset. A full valuation allowance has been established, as the Company cannot determine that it is more likely than not that the deferred tax assets will be realized.

THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED WITH THREE MONTHS ENDED MARCH 31, 1997

     For the three months ended March 31, 1998, revenues decreased by 21%, or $3,992,000, to $14,756,000 from $18,748,000 for the three months ended March 31, 1997. The decrease in contract revenues was primarily attributable to the loss of one director (who left The End, Inc., on July 1, 1997) who had billed in excess of $10,000,000 in contract revenues during his last year with The End, Inc. The End, Inc. has subsequently replaced this director, and contract revenues for the quarter decreased only $105,000. Additionally, Harmony Pictures, Inc. saw a decrease in contract revenues of $981,000.

     Cost of production for the three months ended March 31, 1998, decreased by 24%, or $3,803,000, to $11,861,000 from $15,664,000 for the three months ended March 31, 1997. Expressed as a percentage of revenues, cost of production for the three months ended March 31, 1998, was 80% compared with 84% for the three months ended March 31, 1997 and resulted in gross profit percentages of 20% and 16%, respectively. The increase in the gross profit percentage for the three months ended March 31, 1998 was primarily due to management's continuing efforts to reduce costs and maximize purchasing power.

     Selling expenses for the three months ended March 31, 1998, decreased to $546,000 from $901,000 for the three months ended March 31, 1997, representing a decrease of $355,000 or 39%. The decrease was attributable to reduced promotion expense, director speculation reels, and sales commissions decreased $107,000.

     General and administrative expenses for the three months ended March 31, 1998, increased to $2,621,000 from $1,804,000 for the three months ended March 31, 1997, representing an increase of

$817,000 or 45%. Additionally, the Company recognized $550,000 of corporate reorganization costs. These costs were incurred in conjunction with the reorganization of the corporate office and the reorganization of various subsidiaries in an effort to make them more profitable The increase in general and administrative costs represents an increase of approximately $268,000 for a new subsidiary in London, England, while additional expense was partly offset by a decrease of $69,000 from discontinued operations.

     Depreciation and amortization expense increased for the three months ended March 31, 1998, to $176,000 from $157,000 for the three months ended March 31, 1997, representing an increase of $19,000. The change is due to the increase in depreciable assets.

     Interest income decreased for the three months ended March 31, 1998, to $33,000 from $83,000 for the three months ended March 31, 1997, representing a decrease of $50,000 due to less cash held in short term investments compared to the prior year. Interest expense decreased for the three months ended March 31, 1998, to $28,000 from $69,000 for the three months ended March 31, 1997, representing a decrease of $41,000, due to a decrease in borrowings under the line of credit.

     No income tax expense was recorded for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had working capital of $148,000 which includes no cash compared to working capital of $2,756,000 including cash of $2,355,000 at June 30, 1997. Cash used by operating activities for the nine months ended March 31, 1998 was $3,726,000. This included an increase in accounts receivable of $333,000, an increase in accounts payable of $144,000, and a decrease in accrued expenses of $2,216,000 all of which are directly related to the decrease in contract revenues for the period.

     Cash used in investing activities for the nine months ended March 31, 1998 of $1,033,000 represents $383,000 used for capital expenditures incurred in the normal course of operations, as well as the $650,000 loan the Company made to CBC described below.

     Cash provided by financing activities for the nine months ended March 31, 1998 was $2,404,390 which was provided through borrowings of $2,750,000 by the Company under its bank line of credit, and offset by the repurchase of $600,000 of the Company's common stock. As a result of this transaction, a pending lawsuit against the Company was dismissed.

     On May 10, 1995, the Company entered into a $3,000,000 asset based revolving line of credit with a bank. Borrowings under the credit facility bear interest at the bank's prime rate plus .5% per annum and are secured by a lien on the assets of the Company. The bank's prime rate at March 31, 1998 was 8.50%. The maximum outstanding balance during the nine months ended March 31, 1998 was $2,750,000 and the weighted average interest rate was 9.00%. The credit agreement expires October 30, 1998. Borrowings are based upon certain percentages of acceptable accounts receivables. The loan agreement has certain financial covenants one of which is to maintain profitability on a quarterly basis another is to maintain tangible net worth of at least $5,000,000. The Company was not in compliance with these covenants at March 31, 1998. The bank has agreed to take no action due to the non-compliance.

     To the extent that future revenues and related gross profits from operations do not provide sufficient funds to offset operating costs, the Company's present resources will decrease. The Company, as of March 31, 1998, had entered into various employment agreements with its officers and others. Of such amounts, $3,843,000 is for commercial television directors and salespeople. Certain director and salespeople agreements provide for additional compensation based on revenues and other items of the subsidiaries. Other agreements provide for additional compensation based on certain defined operating profits of the subsidiaries.

This additional compensation is payable whether or not the Company has a profit. Some of the television directors who are associated with the Company receive monthly draws against the directors' compensation for production of commercials. The monthly draws equal the minimum guaranteed compensation payable to such directors. Although the draws are recoupable by the Company out of compensation otherwise payable to such directors, such directors are not obligated to repay such draws, if their fees for commercials produced do not exceed the monthly draws that have been paid. Consequently, the Company is obligated to provide compensation to these directors whether or not they are directing commercials. Most of the Company's sales personnel receive monthly draws offset by their earned commissions. During the nine months ended March 31, 1998, the Company paid $1,390,000 in such draws to these directors and salespeople.

     The Company is currently in the process of reorganizing its management and operations. In connection with the reorganization, effective October 1, 1997, the Company entered into a service agreement with Radio Management Corporation ("RMC"), an affiliate of CBC that provides management services to CBC and other companies. Pursuant to the services agreement, RMC has agreed to provide payroll services, general accounting services, general legal services and such other services as the parties may agree for a monthly payment of $19,372. The services agreement may be terminated by either party upon 60 days written notice to the other party. In addition, in connection with the reorganization, the Company has completed relocating its corporate offices from Los Angeles, California, to RMC's offices in Minneapolis, Minnesota. In connection with the relocation, the Company has reduced its workforce in Los Angeles and has subleased its corporate headquarters in Los Angeles, California. Management believes that the foregoing restructuring will, in the short term, negatively affect the Company's liquidity because of the costs involved in effecting both the relocation and the reduction in the workforce. However, the Company believes that over the longer term, the reorganization will result in a savings of $500,000 or more on an annual basis and more effective and efficient operations.

     On January 7, 1998, the Company made a $650,000 loan to CBC (the
"Loan"). CBC is the Company's largest stockholder and beneficially owns 42.5% of the Company. In connection with the Loan, CBC paid the Company a loan fee of $39,000 and agreed to pay interest at a rate of 15% per annum. The Loan is payable within 30 days after demand is made by the Company and can be repaid at any time by CBC. CBC has notified the Company that it has entered into three definitive purchase agreements to sell all of its owned and operated radio stations for an aggregate of $61.7 million, which sales will generate substantial net proceeds to permit CBC to fully repay the Loan, together with interest, promptly after the closing of the sales. In the interim, CBC has agreed to repay $325,000 of principal plus accrued interest by June 15, 1998. CBC has also notified the Company that it intends to fully repay the remaining principal and interest no later than the end of October 1998. However, because of the delays in closing CBC's sales, the Company is unable to depend on the repayment of the Loan to cure the Company's cash flow requirements.

     The Company has made material commitments for capital expenditures of approximately $250,000. The Company has no firm external financing resources other than its existing credit facility. The commercial production industry revenues are often variable and unpredictable on a month by month basis. Therefore, the Company's present cash balance may not be sufficient to meet its requirements for the next six months should revenues decrease during the period. Accordingly, in order to obtain the proceeds that the Company expects it may need during the next six months, the Company intends to attempt to raise additional debt and/or equity financing. The Company is currently holding discussions with various possible financing sources and believes that the requisite financing can be obtained. However, no assurance can be given that the Company will, in fact, be able to obtain additional financing or that the terms of such financing will be favorable to the Company. In the event that the Company is unable to obtain such additional financing, the Company may have to take steps to further reduce its operating expense, which steps may negatively impact the Company's operations. The Company believes the expected benefits to be derived from the current restructuring of the Company's operations, including certain managerial changes that have recently been made, the repayment of the CBC loan, and on the expected level of operations during the next year, may offset a portion of any liquidity shortage that may occur should revenues decrease during the next six months. Should the Company continue to have a liquidity shortage due to decreased revenue activity beyond the next six month period, CBC has indicated to the Company that, upon the closing of the sales of its radio stations scheduled for September 1998, it intends to focus its resources upon the growth and development of the Company.

INFLATION

     Inflation has not had a significant effect on the Company.

YEAR 2000 COMPLIANCE

          The Company has made an assessment of its systems and has been advised by its computer consultant that its systems are year 2000 compliant.

PART II-- OTHER INFORMATION


Item 1.   Legal Proceedings.

               NOT APPLICABLE.

Item 2.   Changes in Securities.

               (a) On March 10, 1998, as an incentive to employees of the Company, the Board approved the repricing of outstanding stock options held by all employees employed at such date. The new exercise price of the options is $1.4375, the closing price of its common stock on March 10, 1998.

               (b) NOT APPLICABLE.

               (c) NOT APPLICABLE.

Item 3.   Defaults Upon Senior Securities.

               (a) NOT APPLICABLE.

               (b) NOT APPLICABLE.

Item 4.   Submission of Matters to a Vote of Security Holders.

               (a) The Company held its Annual Stockholder Meeting on January 13, 1998.

               (b)  At the Annual Meeting, the following directors were elected:

                    1.   Christopher T. Dahl;
                    2.   Richard W. Perkins;
                    3.   William Cameron;
                    4.   William Toles;

               (c) The following matters were submitted to a vote of security holders at the Company's Annual Meeting:

                    1.   To elect and approve the directors of the Company;
                         A total of 5,892,276 shares voted at the Annual Meeting
for the election of directors, in the following amounts:


                         1.   Christopher T. Dahl
                              5,881,276 votes for

                         2.   Richard W. Perkins
                              5,881,276 votes for

                         3.   William Cameron

                              5,881,276 votes for

                         4.   William Toles
                              5,881,276 votes for

                    2. To ratify and approve BDO Siedman, LLP as the public accountants of the Company

                         5,875,476 votes approving
                              10,000 votes against
                                6,800 votes abstaining

          (d)  NOT APPLICABLE.

Item 5.  Other Information.

               NOT APPLICABLE.

Item 6.  Exhibits and Reports on Form 8-K.
          Exhibit 27 Financial Data Schedule

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HARMONY HOLDINGS, INC.

Date: May 15, 1998

     By/s/Christopher T. Dahl
     -----------------------------
     Christopher T. Dahl
     Chairman of the Board, Chief Executive Officer

Date: May 15, 1998


     By/s/Patrick Grinde
     -----------------------------
     Patrick Grinde
     Chief Financial Officer
     (Principal Financial and Chief Accounting Officer)