Form 10-K405
period 1998-06-30
HARMONY HOLDINGS INC
filed 1998-10-13
CIK 878246

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year ended June 30, 1998; or

[-] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ______ to ______

                         Commission File Number 1-19577

                             HARMONY HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                       95-4333330
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

    724 First Street North,
         Fourth Floor
    Minneapolis, Minnesota                                   55401
-------------------------------            ------------------------------------
(Address of Principal Executive                           (Zip Code)
             Offices)

        Registrant's Telephone Number, Including Area Code:(612) 338-3300

Securities Registered Pursuant to Section 12(b) of the Act: NONE
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.01 par value(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price of such stock as reported on the National Association of Securities Dealers Automated Quotation System as of

October 9, 1998): Common Stock, $.01 par value; $5,661,535.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

Class                                            Outstanding at October 9, 1998
-----                                            ------------------------------
Common Stock,  par value ______ shares                  6,487,429 shares
   $.01 per share

DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive Proxy Statement related to its 1998 Annual Meeting of Stockholders (incorporated by reference into Part III-Items 11 and 12)

                SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

     This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to, statements related to industry trends and the future growth in the markets of television commercial and music video production; the Company's strategies for reducing its customers' costs; the Company's efforts to secure and protect its proprietary rights; the effect of GAAP accounting pronouncements on the Company's recognition of revenues; the effect of the Year 2000 Issue on the Company's operations; the availability of future rental space; and the sufficiency of the Company's capital resources. Discussions containing forward-looking statements may be found in "Business" (which includes "Risk Factors"), "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events.

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Harmony Holdings, Inc. was incorporated under the laws of the State of Delaware on August 5, 1994, and conducts its operations through its wholly owned subsidiaries, Chemistry Pictures, Inc. (fka Harmony Pictures, Inc.), Melody Films, Inc., Lexington Films, Inc., Pure Film, Inc., The End Inc., The Beginning Entertainment, Inc., Gigantic Entertainment, Inc., The Moment Films, Inc., The End (London) Ltd., Curious Pictures Corporation, Furious Pictures Corporation, Delirious Pictures Corporation, Serial Dreamer Films, Inc., Hollywood Business Solutions, Inc., Harmony Entertainment, Inc. and Harmony Media Communications, Inc. (ceased operations, April, 1997). Unless the context indicates otherwise, the term "Company" includes Harmony Holdings, Inc. and one or all of these subsidiaries. The Company holds a 99% ownership interest in Curious Pictures Corporation. The remaining 1% interest is not presented separately as the amount is not significant.

     The Company's principal executive offices are located at 724 First Street North, Minneapolis, Minnesota 55401. Its telephone number is (612) 338-3300. However, the Company's principal production offices are located in Los Angeles, New York, San Francisco and London (U.K.). See "Item 2. Properties."

NARRATIVE DESCRIPTION OF BUSINESS

     The Company's primary business is the production of television commercials which business continues to provide the majority of its revenues. Contracts for the production of television commercials are generally awarded based on the personal relationships between the advertising agency, the advertiser and the television commercial production company. The expertise, reputation and creative vision of the director roster and ability of the production company to deliver the commercial in an efficient manner defines the production company's role.
The Company has established the base to expand the role of the production company within the industry. The Company's customers are typically advertising agencies acting on behalf of a television advertiser. The Company maintains excellent relationships with many of the major advertising agencies, including Leo Burnett Advertising, Foote, Cone & Belding, DBD Needham, Grey Advertising, Young & Rubicam, J. Walter Thompson, McCann Erickson and Chiat/Day, among others.

     In light of the importance of the directors in this industry, the Company has worked to build a roster of approximately 30 directors with specialties in varied advertising categories.

     The Company has produced over 2,500 commercials for national advertisers, Fortune 500 companies, and well recognized product lines such as Acura, Anhesuer Busch, AT&T, Bank of America, Blue Cross, Cannon, Cap Cities/ABC, Cellular One, Chrysler, Coca-Cola, Delta Airlines, Disney, Domino's Pizza, Fox, General Mills, Gillette, General Motors, Hallmark, HBO, Hershey Foods, Honda, JC Penney, K-Mart, Kellogg's, Kodak, Kraft Foods, McDonald's, Nabisco, Nike, Nintendo, Nissan, Pepsi, Reebok, Sears, Sony, State Farm and Visa, among others.

COMMERCIAL TELEVISION PRODUCTION INDUSTRY

     The television commercial production industry is a highly fragmented $2.5 billion dollar industry, with most of the Company's competitors being relatively small privately owned operations. The Company's large director roster with its range of creative ability, expertise and wide experience coupled with the Company's reputation and advertising agency relationships, provide the Company with a competitive edge. Additionally, as the only public company in the industry, the Company has access to capital not available to any other production company.

MARKETING STRATEGY

     The markets for television commercials consist of national/regional television networks, regional television stations or syndication and national cable networks. Within each of these markets there exist sub markets based on the nature of the advertiser - national or multi-national companies versus local businesses and high and low budget commercials. Nationally, the advertising and commercial production industry has recently experienced a dramatic increase in the number of markets for television commercials. The "spots", as they are called in the business, are placed by the advertiser through its advertising agency.

     Traditionally, the Company's marketing efforts have focused on national and multi-national advertisers, national network commercials and higher budget commercials. Generally, the Company's budgeted price for a commercial ranges from $100,000 to $400,000 and occasionally in excess of $1,000,000.

     The Company expects to enhance this range further based on the various level of television commercial directors within the Company. For example, many of the newer younger directors can provide a service to clients seeking to produce mass quantities of commercials in the $100-400,000 range. As these directors enhance their skills, the Company can move the directors into divisions which produce higher quality, higher revenue commercials. This allows the directors to grow with the Company and retain equity they have built over their tenure with the Company.

     The Company's subsidiaries' services are marketed by a staff of sales representatives who seek out available commercial projects suitable for the Company's commercial directors. These efforts are usually directed towards advertising agencies located in New York, Los Angeles, Chicago, Detroit, Dallas, San Francisco and other regional markets.

     Like the commercial directors, most sales personnel work exclusively for subsidiaries out of offices located in Los Angeles and New York. The Company also employs independent sales representatives on a select basis. The Company will seek to coordinate its sales efforts in a more coordinated and efficient manner rather than past practices of separate sales representatives of each division. At a minimum, the Company would seek to lower the sales representatives representing a greater pool of revenue.

     To sell the commercial director's work, the sales staff uses its primary tool - the commercial director's reel. This reel is a visual "resume" containing samples of a particular director's work (most frequently in the form of commercials) demonstrating the director's creativity and experience. Several reels are developed by each company (company reels) featuring its commercial directors and highlighting different creative areas and subject matter. These reels are consistently updated and provided to the ad agencies who generally act as the decision maker.

     The companies also advertise in trade publications on an occasional basis to maintain visibility among advertisers and advertising agencies and to publicize specific information such as additions to the directorial roster, completion of a significant commercial, or the recognition of awards and achievements.

INCREASE IN BREADTH OF EXPERIENCE OF THE COMPANY'S DIRECTORS

     Historically, the Company has increased the breadth of experience of its television commercial directors by expanding the number of directors who are associated with the Company by forming and building new commercial production companies. Each of these companies is built around key management and commercial directors. Management has attempted to employ directors who fill genre gaps such as table top items (i.e., food, packaged goods, and small items), dance and music, cosmetics, fashion and comedy, rather than directors who duplicate existing areas of expertise. By increasing the number of directors associated with the Company and by increasing the breadth of experience of the Company's directors, the Company increases the types of commercials that the Company is able to produce. This enhances the Company's ability to bid on entire advertising campaigns consisting of commercials in many advertising genres as opposed to bidding on just individual commercials within a campaign.

DIRECTOR RETENTION

     The Company attracts and retains commercial directors by offering such directors the opportunity to work in an organization with a highly effective sales force and a high-quality staff of executive producers and back-office support. The Company offers directors the ability to work in an environment that fosters creativity by relieving directors of the worry and burden of running a business or financing the projects on which they work. The Company also provides directors with a measure of financial stability that traditional, independent operations are unable to match. The director's fees payable by the Company for specific commercial projects tend to fall within the range of $5,000 to $15,000 per shooting day.

TELEVISION COMMERCIAL PRODUCTION

     The commercial production process is divided into several stages: creating the concept; bidding; pre-production; principal photography; and post-production. Commercial production companies usually enter the process at the bidding phase and leave the process prior to the post production phase.

     THE INITIAL CONCEPT. Advertising agencies develop commercial ideas based upon the needs of their clients. These ideas are embodied in a story board written and created by the advertising agency or in some cases by the client itself. The story board combines the script and the visual story line. After the client approves the idea, the agency approaches several production companies to determine how each company and its director would bring the commercial concept to fruition. It is common for the production companies to be selected for a bid based primarily on the reputation and talent of commercial directors associated with the production company.

         BIDDING. Personnel at the television commercial production companies analyze the commercial concept as communicated by the advertising agency. The director and his associates at the production company determine how the story board can best be captured on film. They ascertain what subcontractors must be hired, what locations must be secured, what free-lance technical support is to be employed, what equipment is to be leased and what the total cost will be to film the commercial. During this stage, the television production company staff and the director often suggest changes to the story board both to enhance the commercial and to enable the commercial to be filmed within the agency's and client's budget expectations. The time frame from submission of a budget to completion and delivery of a commercial usually ranges from three weeks to six weeks.

     A final bid is then submitted to the agency. The bid includes the cost of shooting locations, actors (if applicable), technical personnel, props and sets, and other production materials.

     The agency selects the production company. Several factors contribute to the decision such as the director's ideas about how the commercial would be shot, the bid submitted by the production company, the reputation of the director and the relationship between the agency, advertiser and production company.

     PRE-PRODUCTION. Once the commercial is "awarded", the production company enters the pre-production period. The production company hires a line producer who works with the director to produce the commercial. Locations are selected; sets are designed and built; props fabricated and/or procured, and, if applicable, characters are cast and wardrobe selected. At a formal meeting preceding the shooting days, the agency approves all of the creative choices made in preparation for filming.

     PRINCIPAL PHOTOGRAPHY. Principal photography usually ranges from one day to a month depending upon the number of commercials shot and the technical complexity of the commercial. The Company engages independent contractors and crews on a commercial-by-commercial basis to perform the tasks involved in the production of the commercial. Typically, for a one spot commercial, principal photography will last one to two days. Throughout the shooting process, agency personnel approve each scene as shot.

     The commercial is shot on motion picture film which is later developed at a laboratory. The developed images are then viewed by the agency, the advertiser and the production company.

     POST-PRODUCTION. The post production process involves editing the film footage and sound (which may or may not be recorded during production) through color correcting the final video. This process may also involve voice-over, titles, music and special effects. While the commercial director may or may not be an active part of the post production process, the director of music videos does take on the post production responsibility.

     Most often the agency independently edits the commercial. The production company director may attend the editorial sessions and may be responsible for providing a first cut for the agency. The edit is then completed and approved by the agency and the client. Most typically, the Company is not involved in the post production process. The Company has sought and will seek to reduce costs and enhance the efficiency of post production turnaround through its secondary strategy of acquiring post production companies.

FINANCING THE PRODUCTION OF COMMERCIALS

     Ad agencies award jobs to commercial production companies with an accompanying bid. The award bid contains all of the costs associated with that particular commercial and is broken down into direct costs of production (pre-production and wrap, crew labor, location and travel, props, wardrobe, studio rental, set construction, equipment rental, raw film stock and development, director's fees and insurance) and indirect costs (the production company's fee, talent and editorial post-production).

     The bid mark-up is based on a percentage of direct costs excluding director fees and insurance. The bid mark-ups are typically in the range of 25 - 30%. Once a company is able to generate revenues to cover its operating costs (rent, staff, etc.) the company is then able to increasingly add profit to its bottom line through each new job booked.

         The bid submitted to the client takes one of three forms: a "cost plus fixed-fee" bid, a "cost plus" bid or a "firm" bid. If a commercial is produced within the framework of a "firm" bid, the production company is responsible for variations within the budget. If the commercial is filmed under a "cost plus/fixed fee" bid, production costs are charged to the client as incurred within the limits of the budget and the production company receives a predetermined fixed fee for its work. If the commercials filmed under "cost plus" bid, production costs are charged to the client as incurred within the limits of the budget and the production company receives a percentage of the final costs for its work.

     Despite the differences in the structure of the forms of bid, the risk of cost overages to the company of a "firm" bid as opposed to a "cost plus fixed fee" bid or a "cost plus" bid are not substantially different because in each case the Company is responsible for unapproved cost overages that exceed the budget. Typically, approximately 90% of the television commercial productions are "firm" bid and approximately 10% are "cost plus fixed fee" bid or "cost plus".

     The production company and the producer of the commercial carefully monitor costs throughout the filming process. The agreed upon bid is often altered because during the principal photography stage the agency, client and director agree upon a new creative option or because of unexpected occurrences such as inclement weather. When this occurs, and the project costs exceed the original budget, the increased cost is paid for by the agency and its client.

     In most circumstances, the Company bills the advertising agency for 33%-70% of the entire budget as stated in the bid, to be paid in advance or on the first day of principal photography. The remainder of the contract price is generally paid in one or more installments by the agency within 30 to 120 days after completion of principal photography. Traditionally, the accounts receivable have been extremely well managed with write-offs being less than .2% of sales.

     A small percentage of the Company's business is derived from the production of music videos. The production cycles for music videos is similar to that of television commercials, but the budgets are generally smaller, ie. $50,000 to $100,000 and occasionally up to $1,000,000. The Company is generally involved in the post production phase of music videos. The client for music videos is usually the record company or the performer directly.

EMPLOYEES

     The Company employs 63 persons on a full-time basis. Additionally, the Company has approximately 35 directors of commercials under contract who are independent contractors, and 9 salespersons who are independent contractors. Of such persons, 9 are officers or other senior executives of the Company. The Company does not anticipate any material change in the number of its full-time employees in the near future. None of the Company's full-time employees are represented by a labor union and the Company believes that it has good relationships with its employees. The Company has never experienced any work stoppage.

     The Company, through certain of it's subsidiaries, is a party to collective bargaining agreements with the Directors Guild of America, Screen Actors Guild and the International Alliance of Theatrical Stage Employees. Other than these collective bargaining agreements, the Company is not a party to any collective bargaining agreements. It is possible that some of the Company's future business activities will be affected by the existence of collective bargaining agreements because many of the performing artists and technical personnel, such as cameramen and film editors, that it employs on a free-lance basis are members of unions who are parties to collective bargaining agreements. The extent to which collective bargaining agreements may affect the Company in the future is not determinable. Industry strikes in the future by members of these unions could cause delays or disrupt the Company's activities.

COMPETITION

     The television commercial production industry is a highly fragmented multi-billion dollar industry, with most of the Company's competitors being relatively small operations. The Company's large director roster with its range of creative ability, expertise and wide experience coupled with the Company's reputation, and advertising agency relationships, provide the Company with a competitive edge.

     Due to the fragmentation of the competition in this industry, the Company believes that it is possible for the Company to increase market share. Since the market is very large, the Company believes that no single company currently controls more than 3% of industry sales. Accordingly, the Company believes there is potential for significant growth.

     There is no one commercial production company or group of companies that dominates the industry. The Company believes that its principal competition consists of larger film companies such as Propaganda Films, Partners USA, Ridley Scott Associates (RSA), and Industrial Light and Magic.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company believes that its success is heavily dependent upon its proprietary rights. To protect its proprietary rights the Company relies on a combination of copyright, trade secret and trademark laws as well as nondisclosure and other contractual restrictions. The Company currently holds the rights to the following servicemarks:

Harmony Holdings, Inc.
Curious Pictures Corporation
The End, Inc.
The Beginning Entertainment, Inc.
Harmony Pictures, Inc.
Chemistry Pictures, Inc.
Pure Film, Inc.
Melody Films, Inc.
The Moment Films, Inc.
Curious Bonz
Curious Toys
Serial Dreamer Films, Inc.
Gigantic Entertainment, Inc.
Furious Pictures Corporation
Delirious Pictures Corporation
The End (London), Ltd.
Lexington Films, Inc.
Harmony Entertainment, Inc.

Applications are pending in the Patent and Trademark Office to register each of the above service marks.

RISK FACTORS

     VOLATILITY OF STOCK PRICE. The Company's Common Stock has experienced significant price volatility and such volatility may occur in the future. Factors that could affect the trading price of the Common Stock include variations in quarterly results of operations, announcements of new projects by the Company or its competitors, developments or disputes with respect to proprietary rights, general trends in the industry, overall market conditions and other factors. In addition, the stock market historically has experienced extreme price and volume fluctuations, which at times have been unrelated or disproportionate to the operating performance of certain companies. These market fluctuations may adversely affect the market price of the Common Stock.

     EFFECT OF ANTI-TAKEOVER PROVISIONS. Certain provisions of the Company's Certificate of Incorporation (the "Charter") and Bylaws (the "Bylaws")and certain provisions of Delaware law could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that investors might be willing to pay in the future for the Company's Common Stock. These provisions require super-majority approval to amend certain provisions in the Charter and Bylaws, require that all stock holder actions be taken at a duly called annual or special meetings and not by written consent, and impose various procedural and other requirements that could make it more difficult for stock holders to effect certain corporate action. Further, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a "business combination" with an "interested stockholder," unless the business combination is approved in a prescribed manner. The application of Section 203 could also have the effect of delaying or preventing a change of control of the Company.

     Based on a recent assessment, the Company is not required to modify its support software because it will properly utilize dates past December 31, 1999. Additionally, Management believes that its television commercial production equipment will be not be impacted by the Year 2000 Issue because the equipment is not date sensitive.

ITEM 2. PROPERTY

PROPERTIES AND FACILITIES

     The Company's executive offices are located at 724 First Street North, Fourth Floor, Minneapolis, Minnesota. The facility consists of approximately 3,000 square feet and is shared with Children's Broadcasting Corporation, Radio Management, L.L.C. and Community Airwaves Corporation. The rent is covered as part of the monthly payment the Company pays to Radio Management, L.L.C. for providing administrative, legal, financial and accounting services to the Company. See "Item 13. Certain Relationships and Related Transactions"

     The Company currently leases office facilities at the following locations, for the purposes of conducting its television commercial and music video production business:

     The Chemistry Pictures, Inc., facility located at 6806 Lexington Avenue in Hollywood, California is leased at $11,320 per month for a term of seven years ending November 30, 2001.

     The End, Inc.'s current facility located at 8060 Melrose Avenue in Los Angeles, California is leased on a month to month basis at $11,240 per month. The End, Inc. will be relocating its facility in October, 1998 to 433 South Beverly Hills Drive in Beverly Hills, California. The lease will be for ten years ending in October 2008 at $21,910 per month. The End, Inc. is also currently leasing a facility located at 435 Hudson Street in New York, New York on a month to month basis at $1,670 per month. The End, Inc. will be relocating its New York facility in December 1998 to 75 Varick Street, New York, New York. The lease will be for ten years ending in December 2008 at a monthly rate of $9,280.

     The End (London), Ltd.'s facility located at 32-33 Kingly Court in London is leased at L81,250 per annum paid quarterly for a term of 5 yearS ending June 23, 2003.

     Curious Picture Corporation's California facility is located at 1360 Mission Street in San Francisco and is leased at $2,250 per month for a term of three years ending August 31, 1999. The Curious Picture Corporation's New York facility located at 440 Lafayette Street is leased at $10,937.50 per month for a term of 10 years ending December 31, 2008.

     The Company also leases storage facilities in New York, New York; Los Angeles, California; and Sun Valley, California.

     The various leases listed above range in size from approximately 2,000 square feet to approximately 20,000 square feet. The Company believes its facilities are adequate to meet its future capacity needs.

ITEM 3.LEGAL PROCEEDINGS

     On June 30, 1998, a complaint was filed by Rick Bieber against Harmony Holdings, Inc. and Harmony Pictures, Inc. in the Superior Court of the State of California, County of Los Angeles. Mr. Bieber was the president of Harmony Pictures, Inc. until his employment was terminated by Harmony Pictures, Inc. effective April 23, 1998. Harmony Pictures, Inc. terminated Mr. Bieber's employment for breaching his written employment agreement with Harmony Pictures, Inc. and his fiduciary obligations to the company. The termination date of the employment agreement was December 31, 2000. However, the employment agreement provided that it could be terminated before the termination date by Harmony Pictures, Inc. (i) for cause or (ii) if Harmony Pictures, Inc. was not profitable by the quarter ended June 30, 1998. Harmony Pictures, Inc. incurred losses of $253,000 and $1,997,000 for the quarter (unaudited) and year ending June 30, 1998, respectively.

     Mr. Bieber alleges that the defendants, by terminating his employment agreement before December 31, 2000, breached the covenant of good faith and fair dealing. Mr. Bieber also alleges that defendants slandered and libeled him with reference to the circumstances relating to his termination. Mr. Bieber seeks damages in excess of $1,000,000 for each of the two contract claims, has asked to have his 250,000 stock options reinstated, and has asked for an unspecified amount of contingent compensation. On the slander and libel claims, he seeks unspecified compensatory damages and punitive damages.

     Harmony Holdings, Inc and Harmony Pictures, Inc. deny that they have any liability to Mr. Bieber and intend to vigorously defend the lawsuit.

     A wrongful death lawsuit was filed against the Company on March 22, 1996, (served August 12, 1996) in Superior Court of the State of California, County of Los Angeles by the estate of Henry Gillermo Urgoiti, his wife and three children for an accident that occurred during the filming of a music video in August 1995.

The complaint contains six causes of action, three causes for negligence, one cause for negligent product liability, one cause for strict liability and one cause for breach of warranty. Harmony Holdings, Inc., has been named in all six causes of action, Harmony Pictures Inc., The End Inc. and three of it's employees have been named in one of the negligence claims. Other defendants include Southern California Edison, Virgin Records America, Inc. Bell Helicopters and Helinet Aviation Services. While it is too early in the discovery process to assess the economic risk, management has been advised by the Company's insurance broker that there appears to be adequate insurance to cover any damages assessed against the Company, although a remote possibility exists that the potential damages will exceed the current insurance coverage.

     A cross-complaint related to the preceding matter, was filed on December 23, 1996 in Superior Court of the State of California, County of Los Angeles. The complaint has been filed by Virgin Records Limited against The End, Inc. and Southern California Edison for contractual indemnity, equitable indemnity, comparative contribution and declaratory relief. While it is too early in the discovery process to assess economic risk or insurance coverage, the Company's insurance broker has advised management that there appears to be adequate insurance to cover any damages assessed against the Company, although a remote possibility exists that the potential damages will exceed the current insurance coverage.

     On August 20, 1997, a complaint was filed by Ron Hoffman against Harmony Holdings, Inc. and Harmony Pictures, Inc. in the Superior Court of the State of California, County of Los Angeles. Mr. Hoffman was the Executive Vice President and Head of Sales of Harmony Pictures, Inc. until his employment was terminated on or about August 5, 1997. At the time of termination, Mr. Hoffman did not have an employment agreement with Harmony Pictures, Inc. or Harmony Holdings, Inc., although a remote possibility exists that the potential damages will exceed the current insurance coverage.

     Mr. Hoffman alleges that the defendants, by terminating his employment, breached an implied employment agreement. Mr. Hoffman seeks damages of $250,000. Harmony Holdings, Inc. and Harmony Pictures, Inc. deny that they have any liability to Mr. Hoffman and will continue to defend the lawsuit. The Company does not believe this matter to be material.

     The Company is not a party to any other material legal proceedings.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Upon the completion of the Company's initial public offering in November 1991, its Common Stock began trading on the Nasdaq Small Cap Market under the symbol "HAHO." The following table sets forth the high and low bid (or trade) price per share of the Common Stock for the fiscal periods indicated, as provided to the Company in monthly reports from Nasdaq.


Fiscal Year - 1997                   High                      Low
Quarter Ended                       Trade                    Trade
-------------                       -----                    -----
September 30, 1996                  $2.31                    $1.44
December 31, 1996                    2.00                     1.19
March 31, 1997                       2.38                     1.28
June 30, 1997                        2.31                     1.59

Fiscal Year - 1998                  High                      Low
Quarter Ended                       Trade                    Trade
-------------                       -----                    -----
September 30, 1997                  $2.31                    $2.19
December 31, 1997                    2.00                     2.00
March 31, 1998                       1.50                     1.25
June 30, 1998                        1.63                     1.63

     The quotations may include inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     On October 9, 1998, the closing price was $1.25. As of October 9, 1998, there were approximately 50 registered holders of the Company's Common Stock.

DIVIDEND POLICY

     The Company has not declared or paid any cash dividends on its Common Stock during any period for which financial information is provided in this Annual Report on Form 10-K. Under the terms of the Company's revolving line of credit, the Company current is prohibited from paying dividends on its Common Stock.
The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future even after the prohibition on paying dividends under the revolving line of credit is no longer effective.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data of the Company is set forth below (000's omitted except for per share data). This selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements included elsewhere in this Annual Report on Form 10-K.

STATEMENT OF OPERATIONS DATA:

---------------------------------------------------------------------------------------------------------------------------
                                        6/30/98            6/30/97           6/30/96            6/30/95            6/30/94
---------------------------------------------------------------------------------------------------------------------------
Contract revenue                       $ 53,355           $ 64,831          $ 60,415           $ 61,227           $ 42,602
Cost of production                       43,617             52,174            51,041             50,920             35,291
                                     -------------------------------------------------------------------------------------
Gross profit                              9,738             12,657             9,374             10,307              7,311
Selling expenses                          2,729              3,238             3,001              2,808              2,223
General and administrative               10,801              7,677             6,639              7,647              6,286
 expenses

Depreciation and                            700                620               564                528                399
 amortization
                                     -------------------------------------------------------------------------------------
Income (loss) from operations            (4,492)             1,472            (1,868)              (676)            (1,597)
Interest income (expense), net               25                 40              (243)                (9)                23
Income (loss) before taxes               (4,467)             1,511            (2,111)              (685)            (1,574)
Income tax expense                           22                179                20                  -                  -
                                     -------------------------------------------------------------------------------------
Net income (loss)                      $ (4,489)          $  1,332          $ (2,131)          $   (685)          $ (1,574)
                                     -------------------------------------------------------------------------------------
Basic and diluted net income
 (loss) per share                      $  (0.69)          $   0.20          $  (0.37)          $  (0.12)          $   (.30)
Weighted average shares outstanding       6,515              6,682             5,692              5,567              5,316
---------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA
---------------------------------------------------------------------------------------------------------------------------
                                        6/30/98            6/30/97           6/30/96            6/30/95            6/30/94
---------------------------------------------------------------------------------------------------------------------------
Cash                                   $  3,834           $  2,355          $    447           $    230           $    663
Current assets                           12,008              9,505             4,986              7,707              5,487
Goodwill, net (1)                         2,546              2,758             2,969              3,181              3,393
Total assets                             16,927             14,505             9,687             12,955             10,345
Current liabilities                      12,698              6,748             5,382              6,196              3,931
Subordinated notes payable                    -                  -               385                385                  -
---------------------------------------------------------------------------------------------------------------------------




---------------------------------------------------------------------------------------------------------------------------
                                        6/30/98            6/30/97           6/30/96            6/30/95            6/30/94
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                        12,698              6,748             5,382              6,581              3,931
Stockholders' equity                   $  4,229           $  7,757          $  4,304           $  6,374           $  6,414
---------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Statements contained in this Item 7 which are not historical facts are forward looking statements under the safe harbor of the Reform Act and involve known and unknown risks, uncertainties and other factors. Although the Company believes that the expectations reflected in such forward looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained.

RESULTS OF OPERATIONS

GENERAL

     The Company is primarily engaged in the production of television commercials. Contract revenues are recognized using the percentage of completion method.

     The Company's primary business is the production of television commercials which business continues to provide the majority of its revenues. Contracts for the production of television commercials are generally awarded based on the personal relationships between the advertising agency, the advertiser and the television commercial production company. The expertise, reputation and creative vision of the director roster and ability of the production company to deliver the commercial in an efficient manner defines the production company's role.

     The Company has established the base to expand the role of the production company within the industry. The Company's customers are typically advertising agencies acting on behalf of a television advertiser. The Company maintains excellent relationships with many of the major advertising agencies, including Leo Burnett Advertising, Foote, Cone & Belding, DBD Needham, Grey Advertising, Young & Rubicam, J. Walter Thompson, McCann Erickson and Chiat/Day, among others.

     In light of the importance of the directors in this industry, the Company has worked to build a roster of approximately 30 directors with specialties in varied advertising categories.

     The Company has produced over 2,500 commercials for national advertisers, Fortune 500 companies, and well recognized product lines such as Acura, Anhesuer Busch, AT&T, Bank of America, Blue Cross, Cannon, Cap Cities/ABC, Cellular One, Chrysler, Coca-Cola, Delta Airlines, Disney, Domino's Pizza, Fox, General Mills, Gillette, General Motors, Hallmark, HBO, Hershey Foods, Honda, JC Penney, K-Mart, Kellogg's, Kodak, Kraft Foods, McDonald's, Nabisco, Nike, Nintendo, Nissan, Pepsi, Reebok, Sears, Sony, State Farm and Visa, among others.

     In connection with their audit reports on the Company's financial statements as of and for the years ended June 30, 1998 and 1997, BDO Seidman, LLP, the Company's independent auditors, expressed substantial doubt about the Company's ability to continue as a going concern because of its recurring losses, negative working capital and negative cash flow from operations.

SEASONALITY

     During the year ended June 30, 1998, revenue was the highest during the second half which was consistent with revenue in the prior year. However, the Company is not aware of any seasonal factors which may affect the comparability of its results of operations.

YEAR ENDED JUNE 30, 1998 AS COMPARED WITH YEAR ENDED JUNE 30, 1997

For the year ended June 30, 1998, contract revenues decreased by 18% or $11,476,000 to $53,355,000 from $64,831,000 for the year ended June 30, 1997.
Included in revenues for the period ended June 30, 1997 were revenues of $928,000 from unprofitable operations that have since been terminated. Accordingly, revenues from comparable operations, excluding those from ceased operations decreased $10,548,000. The decrease in contract revenues was primarily attributable to the loss of one director (who left The End, Inc. on July 1, 1997) who billed in excess of $10,000,000 in contract revenues during his last year with The End, Inc. The End, Inc. has subsequently replaced this director, but contract revenues decreased $4,558,000 during the year ended June 30, 1998. Additionally, Harmony Pictures, Inc. terminated the services of one internal sales representative in September 1997 and did not replace him until December 1997. Contract revenues at Harmony Pictures, Inc. decreased $9,544,000 during the year ended June 30, 1998 compared to the year ended June 30, 1997. Over the past four years, these revenues have been declining and the Company is in the process of realigning the director pool and changing management at that subsidiary in order to improve revenues. Contract revenues at Curious Pictures increased $74,000 and contract revenues at the new subsidiary, The End (London), LTD., increased $3,501,000 during the year ended June 30, 1998 compared to the year ended June 30, 1997.

Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production for the year ended June 30, 1998 decreased by 16% or $8,557,000 to $43,617,000 from $52,174,000 for the year ended June 30, 1997. Expressed as a percentage of revenues, cost of production was 82% for the year ended June 30, 1998 compared with 80% for the year ended June 30, 1997 and resulted in gross profit percentages of 18% and 20% respectively. As part of the overall plan to increase the revenues at Harmony Pictures, Inc., the subsidiary has prepared bids with lower margins in order to regain business, which has contributed to the 2% decline in gross profit percentages.

Selling expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of television commercial contracts. Selling expenses for the year ended June 30, 1998 decreased to $2,729,000 from $3,238,000 for the year ended June 30, 1997, representing a decrease of $509,000 or 16%. Overall sales expenses decreased due to a decrease in promotions and director speculation reels.
Additionally, sales expenses at currently inactive operations accounted for $73,000 of the decrease in selling expense and sales commissions overall decreased $458,000 due to the reduction in overall contract revenues.

General and administrative expenses consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. General and administrative expenses for the year ended June 30, 1998 increased to $10,802,000 from $7,327,000 for the year ended June 30, 1997, representing an increase of $3,475,000 or 47%. A portion of this increase was due to the Company's recognition of $550,000 of corporate reorganization costs during the year ended June 30, 1998. These one-time costs were incurred in conjunction with a company-wide reorganization in which substantially all of the Company's executive officers were changed, including its principal financial and accounting officers. In addition the company changed its accounting function from a system in which all financial information was collected in central location to a decentralized system in which each of the Company's subsidiaries maintains its own accounting systems and account staff. The Company believes that the reorganization will contribute to a more efficient and cost effective accounting system. During the year ended June 30, 1998, there were, to some extent, duplicate corporate expenses due to the management functions performed in both Minnesota and Los Angles. Certain of the Company's new officers and directors operate from offices in Minnesota. Additional expense of approximately $398,000 has been incurred during this transition. Management sublet the former corporate office in Los Angeles and eliminated eight corporate staff members. Management expects to realize savings of $500,000 or more annually once the corporate reorganization is completed. Of the increase in general and administrative expense, $367,000 was attributable to the End (London) Ltd., a new subsidiary in London, England, and $258,000 was due to the opening of a new San Francisco office for Curious Pictures Corporation. Additionally $391,000 of expense was incurred in the year ended June 30, 1998 related to the share transfer agreement with the managers of Curious Pictures (described below).

Depreciation and amortization expenses increased for the year ended June 30, 1998 to $700,000 from $620,000 for the year ended June 30, 1997, and increase of $80,000 or 13%. This change is due to the increase in depreciable assets.

The Company did not recognize any expense relating to abandoned projects, litigation expense, or severance salaries during the year ended June 30, 1998, thereby reflecting an aggregate decrease of $1,038,000 compared to the year ended June 30, 1997.

Interest income overall, increased for the year ended June 30, 1998 to $125,000 from $79,000 for the year ended June 30, 1997, representing an increase of $46,000 or 58%. In January 1998, the Company entered into a $650,000 note receivable agreement with a corporation that holds 44% of the Company's common stock as of June 30, 1998. Pursuant to the note, the company remitted $611,000 of proceeds to the shareholder and applied the remaining $39,000 of the note balance to a loan fee for the note origination. Interest was accrued at 15%. The note was repaid in full with two installments (May 1998 and June 1998).
As of June 30, 1998, the company had a $235,000 note receivable from a former CEO of the Company. The note bore interest at a variable rate (10% at June 30, 1998) and was subsequently repaid in full in September 1998. Because of these two notes, interest income increased $79,000 while other interest income decreased $33,000 due to less cash held in short term investments compared to the prior year. Interest expense increased for the year ended June 30, 1998 to $99,000 from $39,000 for the year ended June 30, 1997, representing an increase of $60,000 due to increased borrowings under the line of credit.

Income tax expense for the year ended June 30, 1998 decreased to $22,000 from $179,000 for the year ended June 30, 1997, representing a decrease of $157,000 or 88%. A full valuation allowance has been established as the Company cannot determine that it is more likely than not that the deferred tax assets will be realized. During the year ended June 30, 1998, the Company's effective income tax rate varied from the statutory federal tax rate as a result of state taxes of $22,000 and an increase in the valuation allowance booked against the deferred tax asset. Income tax expense during the year ended June 30, 1997 included $39,000 of federal alternative minimum tax and $140,000 of state taxes.

The Company recognized a net loss of $4,489,000 for the year ended June 30, 1998 compared to net income of $1,332,000 for the year ended June 30, 1997, representing a decrease in net income of $5,821,000.

     YEAR 2000 COMPLIANCE. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure of miscalculations causing disruptions or operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities. Additionally, management believes it will not be materially impacted by the Year 2000 compliance of third parties with which it conducts business.

   New Accounting Pronouncements:

     Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The adoption of SFAS No. 129 did not have a material effect on the Company's financial position or results of operations.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15,1997. Earlier application is permitted. SFAS No 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its results of operations.

     Statement of Financial Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) issued by the FASB is effective for financial statements with fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires companies to recognize ALL derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative NOT designated as a hedging instrument, the gain or loss is recognized in Income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

     Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, as measured by its working capital was deficit of $689,000 at June 30, 1998 compared to working capital of $2,756,000 at June 30, 1997. Although the Company recognized an increase in current assets of $2,504,000 due primarily to increase in cash, accounts receivable, and other current assets, current liabilities increased $5,949,000 due to increases in accounts payable, the line of credit and deferred income.

Consolidated cash was $3,834,000 at June 30, 1998 and $2,355,000 at June 30,
1997.

Accounts receivable at June 30, 1998 increased $1,280,000 from June 30, 1997. Unbilled accounts receivable at June 30, 1998 decreased $538,000 from June 30, 1997, while other current assets increased $283,000 over the same periods. Accounts payable at June 30, 1998 increased $1,506,000 from June 30, 1997, accrued liabilities increased $175,000 from June 30, 1997 to June 30, 1998, the line of credit increased $2,750,000 and deferred income increased $1,519,000 during that same period. The Company used $1,156,000 of cash in its operations. The primary source of this operating cash used was the proceeds from the line of credit.

During the year ended June 30, 1998, $685,000 cash was used for investing activities. This cash was used for capital expenditures incurred in the normal course of operations.

Cash obtained through financing activities during the year ended June 30, 1998, was $3,320,000 which was provided through borrowings of $2,750,000 by the Company under its bank line of credit, proceeds of $1,170,250 from the exercise of stock options, and offset by the repurchase of $600,000 of the Company's common stock.

On May 10, 1995, the Company entered into a $3,000,000 asset based revolving line of credit with a bank, with interest at a variable rate (9.5% at June 30, 1998), collateralized by the assets of the Company. The maximum outstanding during the year ended June 30, 1998 was $2,750,000 and $600,000 and the weighted average interest rate was 9.5%. The loan agreement had certain financial covenants and the Company was not in compliance with these covenants at June 30,1998. Subsequently, on July 30, 1998 the bank line of credit was replaced with an asset based loan and security agreement due to a finance company. The loan and security agreement provides for the following borrowings: a revolving line of credit with maximum availability of $4,500,000 or a specified percentage of acceptable accounts receivable with interest at a variable rate (10% at July 30, 1998), and a term note payable of $500,000 to be disbursed at the sole discretion of the finance company. The loan and security agreement requires the Company to comply with certain restrictive covenants and is guaranteed by Children's Broadcasting Corporation ("CBC").

As of June 30, 1998, the Company had entered into various employment agreements with its officers and others, which obligate it to make minimum payments of approximately $6,633,000 over the next three years. Of these amounts $3,556,000 are for administrative personnel and $3,077,000 are for commercial television directors and salespeople. Certain of these agreements provide for additional compensation based on subsidiary revenues, defined subsidiary operating profits or other incentives. This additional compensation is payable whether or not the Company achieves an operating profit as a whole. Some of the television directors who are associated with the Company receive monthly draws against the directors' compensation for production of commercials. The monthly draws equal the minimum guaranteed compensation payable to such directors. Although the draws are recoupable by the Company out of compensation otherwise payable to such directors, such directors are not obligated to repay such draws that have been paid. Consequently, the Company is obligated to provide compensation to these directors whether or not they are directing commercials. Most of the Company's sales personnel receive monthly draws offset by their earned commissions.

The Company entered into a share transfer agreement with four members of management of Curious Pictures Corporation dated December 15, 1996. The agreement called for stock equaling 1% of Curious Pictures Corporation's outstanding common stock to be issued to the four members of the management, collectively, upon the signing of the agreement. Under the agreement, the four members of management have the ability to earn an additional 50% of the company through yearly stock option grants with an exercise price of $1.00 per share starting with calendar year 1997. The stock options are earned based upon the calendar year results of operations of the subsidiary and are exercisable in December 1998 (upon completion of the second year of the subsidiary management's employment contracts). After the four members of management have acquired stock and options representing 51% of Curious Pictures Corporation, the Company has the right to put its remaining 49% of Curious Pictures Corporation to the four members of management for a price to be determined based on fair value at the time, but not to be less than $1,960,000. Based on the subsidiaries results of operations through June 30, 1998, management estimates that 50% of the options available under the agreement have been earned, although no options have been formally granted to the subsidiary management.

During 1998, the Company incurred a net loss of $4,488,580 and a negative cash flow from operations of $1,155,873, resulting in a working capital position of negative $689,489 and an accumulated deficit totaling $11,643,854 at June 30, 1998. Additionally, the Company has no firm external financing resources other than its existing asset based loan and security agreement (Note 7), which requires that the Company maintain minimum stockholders equity of $3,000,000. If the Company's current level of net operating losses continue, it is foreseeable that this requirement will not be met in the near term and that the credit facility will no longer be available to the Company. Additionally, the commercial production industry revenues are often variable and unpredictable on a month by month basis. Given these circumstances, additional capital may be necessary to sustain the Company's operations. Accordingly, in order to obtain the proceeds that the Company expects it may need during the next year, the Company intends to attempt to raise additional debt and/or equity financing. The Company is currently holding discussions with various possible financing sources and believes that the requisite financing can be obtained. However, no assurance can be given that the Company will, in fact, be able to obtain additional financing or that the terms of such financing will be favorable to the Company. In the event that the Company is unable to obtain such additional financing, the Company may have to take steps to further reduce its operating expenses, which may negatively impact the Company's operations. The Company believes that both the expected benefits to be derived from the current restructuring of the Company's operations, including certain managerial changes that have recently been made, and the expected level of operations during the next year, may offset a portion of any liquidity shortage that may occur. The consolidated financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

YEAR ENDED JUNE 30, 1997 AS COMPARED WITH YEAR ENDED JUNE 30, 1996

     For the year ended June 30, 1997, revenues increased by approximately 7%, or $4,416,000, to $64,831,000 from $60,415,000 for the year ended June 30, 1996.
In the television commercial production industry, commercial production contracts are awarded based on many factors, including the expertise, reputation and creative vision of the directors associated with the television commercial production company. The companies that ceased operations during 1996 accounted for $4,253,000 or 7% of the Company's revenue. The remaining companies increase in revenue for fiscal 1997 was $8,669,000. The growth in revenue was primarily attributed to The End, Inc. and Curious Pictures Corporation.

     Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production for the year ended June 30, 1997, increased by approximately 2%, or $1,133,000, to $52,174,000 from $51,041,000 for the year ended June 30, 1996.
Expressed as a percentage of revenues, cost of production for fiscal 1997 was approximately 80% compared with 84% for fiscal 1996, and resulted in a gross profit percentage of approximately 20% and 16%, respectively. Cost of production decreased as a percentage of revenue and gross profit increased for the year ended June 30, 1997, primarily due to management's continuing efforts to reduce costs and maximize it's purchasing power. Cost of production for operations ceased during 1996 was $4,121,000. The remaining companies net increase in cost of production was $5,254,000 and was attributed to the increase in revenue.

     Selling expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in these curing of commercial contracts. Selling expenses for the year ended June 30, 1997, increased to $3,238,000 from $3,001,000 for the year ended June 30, 1996 representing an increase of $237,000. Selling commissions increased by $108,000, while other selling expenses increased by $130,000. Selling expenses for the operations ceased during 1996 was $246,000. The remaining companies net increase in selling expenses was $483,000. The following account for the primary changes in selling expense; Selling expenses for the two new subsidiaries, The End(London), Ltd. and Harmony Entertainment, Inc. $140,000, the remaining companies had the following: increases in selling commissions of $224,000, sales salaries of $82,000, costs incurred for speculation commercials produced to enhance existing directors show reels and not as a result of a contract with an agency of $38,000, promotional and entertainment cost of $58,000 and a decrease in advertising expense of $61,000.

     General and administrative expenses consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. Operating expenses for the year ended June 30, 1997, increased to $7,327,000 from $6,639,000 for the year ended June 30, 1996, representing a increase of $688,000 or 10%. Operating expenses for the operations ceased during 1996 was $594,000. The remaining companies net increase in operating expenses was $1,275,000. The increases in operating expense was primarily attributable to an increase in profit participation's at the subsidiary level and salaries of $768,000, rent $107,000, advertising $84,000, telephone $75,000 and entertainment $54,000 offset by decreases in accounting fees $64,000, bad debts $59,000, insurance $54,000 and licenses $39,000. The increase in operating expense from The End (London), Ltd. and Harmony Entertainment was $220,000.

     Depreciation and amortization expense increased for the year ended June 30, 1997, to $620,000 from $564,000 for the year ended June 30, 1996, representing an increase of $56,000. The change is due to the increase in depreciable assets of $793,000. The primary increase in fixed assets related to leasehold improvements, computers and furniture and fixtures at Curious Pictures Corporation.

     Interest income increased for the year ended June 30, 1997, to $79,000 from $5,000 for the year ended June 30, 1996, representing an increase of $74,000. The increase was a result of more cash held in short-term investments.

     Interest expense decreased for the year ended June 30, 1997, to $39,000 from $248,000 for the year ended June 30, 1996, representing a decrease of $209,000. The decrease was primarily attributed to less borrowings under the line of credit.

     Income tax expense was $179,000 for the year ended June 30, 1997. The tax expense is primarily attributable to federal alternative minimum tax and state taxes imposed by various states in which the companies conduct business. A full valuation allowance has been established as the Company cannot determine that it is more likely than not that the deferred tax assets will be realized. During the year ended June 30, 1997, the Company's effective income tax rate varied from the statutory federal tax rate as a result of state taxes of $140,000 and a $782,000 benefit from the utilization of fully reserved operating loss carry forwards, of which $135,000 related to state operating carry forwards.

INFLATION

     Inflation has not had a significant effect on the Company.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Inapplicable

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  INDEX TO FINANCIAL STATEMENTS


                                                                 PAGE
                                                                 -----

Report of Independent Certified Public Accountants . . . . . . . . 20


Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . 21


Consolidated Statements of Operations. . . . . . . . . . . . . . . 22


Consolidated Statement of Stockholders' Equity . . . . . . . . . . 23


Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . 24


Notes to Consolidated Financial Statements . . . . . . . . . . . . 25


Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . 38

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Harmony Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Harmony Holdings, Inc. as of June 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harmony Holdings, Inc. as of June 30, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered from recurring losses, negative working capital and negative cash flow from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO SEIDMAN, LLP


Milwaukee, Wisconsin
September 15, 1998

HARMONY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------
------------------------------------------------------------------------------




                                                                   JUNE 30, 1998    JUNE 30, 1997
-------------------------------------------------------------------------------------------------
   ASSETS
 Current Assets:
   Cash and cash equivalents                                        $  3,834,023   $  2,354,625
   Accounts receivable - net of allowance for doubtful accounts
     of $43,717 and $97,646, respectively                              6,560,469      5,280,665
   Unbilled accounts receivable                                          327,475        865,560
   Other current assets (Note 4)                                       1,051,296        794,883
   Note receivable from related party (Note 11)                          235,155        208,889
                                                                   ----------------------------
        Total current assets                                          12,008,418      9,504,622

   Property and equipment, at cost, net of accumulated
     depreciation and amortization (Note 3)                            2,123,412      1,953,064
   Goodwill, net of accumulated amortization of $1,666,423
     and $1,454,643                                                    2,545,885      2,757,665
   Other assets                                                          249,400        289,695
                                                                   ----------------------------
        Total assets                                                $ 16,927,115   $ 14,505,046
                                                                   ----------------------------
                                                                   ----------------------------

   LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable                                                 $  3,199,760   $  1,694,219
   Accrued liabilities (Note 6)                                        4,406,014      4,230,668
   Line of credit (Note 7)                                             2,750,000        -
   Deferred income                                                     2,342,133        823,371
                                                                   ----------------------------
        Total current liabilities                                     12,697,907      6,748,258

 Commitments and Contingencies (Note 8)                                        -        -

 Stockholders' Equity: (Note 9)
   Preferred Stock, $.01 par value, authorized 10,000,000
     shares; none issued                                                       -        -
   Common Stock, $.01 par value, authorized 20,000,000
     shares, issued and outstanding 7,237,429 and 6,693,198,
     respectively                                                         72,375         66,933
   Additional paid-in capital                                         15,800,687     14,845,129
   Accumulated deficit                                               (11,643,854)    (7,155,274)
                                                                   ----------------------------
     Stockholders' equit                                               4,229,208      7,756,788
                                                                   ----------------------------
     Total Liabilities and Stockholders' Equity                     $ 16,927,115   $ 14,505,046
                                                                   ----------------------------
                                                                   ----------------------------



            See accompanying notes to consolidated financial statements.

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                                                                 YEARS ENDED JUNE 30,
                                                                         1998           1997           1996
---------------------------------------------------------------------------------------------------------------

 Contract revenues                                                 $  53,355,100  $  64,830,918  $  60,414,694
 Cost of production                                                   43,616,737     52,174,372     51,040,839
                                                                   ---------------------------------------------
   Gross profit                                                        9,738,363     12,656,546      9,373,855

 Selling expenses                                                      2,728,734      3,237,854      3,000,549
 General and administrative expenses                                  10,627,368      7,326,757      7,677,257
 Corporate expenses paid to affiliated
   management company (Note 11)                                          174,348       -                -
 Depreciation and amortization                                           700,145        620,400        564,271
                                                                   ---------------------------------------------
   Income (loss) from operations                                      (4,492,232)     1,471,535     (1,868,222)

 Interest income                                                          25,741         58,775          4,644
 Interest income - related parties
   (Note 11)                                                              98,718         19,933         -
 Interest expense                                                        (99,144)       (39,053)      (247,663)
                                                                   ---------------------------------------------
   Income (loss) before income taxes                                  (4,466,917)     1,511,190     (2,111,241)

 Income tax expense (Note 5)                                              21,663        178,763         20,000
                                                                   ---------------------------------------------
   Net income (loss)                                               $  (4,488,580)  $  1,332,427  $  (2,131,241)
                                                                   ---------------------------------------------
                                                                   ---------------------------------------------
 Basic and diluted net income (loss) per share                     $       (0.69)  $       0.20  $       (0.37)
                                                                   ---------------------------------------------
                                                                   ---------------------------------------------
 Weighted average shares outstanding                                   6,515,000      6,682,000      5,692,000
                                                                   ---------------------------------------------
                                                                   ---------------------------------------------

       See accompanying notes to consolidated financial statements.

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                             COMMON STOCK        ADDITIONAL     ACCUMULATED   STOCKHOLDERS'
                                       SHARES         AMOUNT  PAID IN CAPITAL     DEFICIT         EQUITY
------------------------------------------------------------------------------------------------------------
 BALANCE AT JULY 1, 1995            5,660,220      $  56,608  $  12,673,902  $  (6,356,460)  $  6,374,050

 Sale of common stock                  32,978            325         61,234              -         61,559
 Net Loss                                   -              -              -     (2,131,241)    (2,131,241)
                                   -------------------------------------------------------------------------
 BALANCE AT JUNE 30, 1996           5,693,198         56,933     12,735,136     (8,487,701)     4,304,368

 Sale of common stock               1,000,000         10,000      1,990,000              -      2,000,000
 Issuance of stock options
    (Note 9)                                -              -         44,993              -         44,993
 Subsidiary share transfer
    (Note 8)                                -              -         75,000              -         75,000
 Net Income                                 -              -              -      1,332,427      1,332,427
                                    -------------------------------------------------------------------------
 BALANCE AT JUNE 30, 1997           6,693,198         66,933     14,845,129     (7,155,274)     7,756,788

 Exercise of stock options
    (Note 9)                          775,000          7,750      1,162,500              -      1,170,250
 Repurchase of common
    stock (Note 9)                   (230,769)        (2,308)      (597,692)             -       (600,000)
 Subsidiary share transfer
    (Note 8)                                -              -        390,750              -        390,750
 Net Loss                                   -              -              -    (4,488,580)    (4,488,580)
                                    -------------------------------------------------------------------------
 BALANCE AT JUNE 30, 1998           7,237,429      $  72,375  $  15,800,687  $(11,643,854)   $  4,229,208
                                    -------------------------------------------------------------------------
                                    -------------------------------------------------------------------------



          See accompanying notes to consolidated financial statements.

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------



                                                                         YEARS ENDED JUNE 30,
                                                                   1998           1997           1996
----------------------------------------------------------------------------------------------------------

 OPERATING ACTIVITIES:
 Net Income (Loss)                                             $(4,488,580)   $  1,332,427   $(2,131,241)
 Adjustments to reconcile net income (loss) to cash
    provided by (used in) operating activities:
   Depreciation and amortization                                    700,145        620,400        564,271
   Amortization of prepaid interest                                    -              -            91,759
   Provision for doubtful accounts                                 (53,929)         22,017         49,765
   Issuance of non-cash compensation expense                        390,750        119,993           -
   Changes in operating assets and liabilities:
     Accounts receivable                                        (1,225,875)    (1,577,278)      1,519,044
     Unbilled accounts receivable                                   538,085      (488,749)      1,057,591
     Other current assets                                         (256,413)      (357,730)        311,177
     Other assets                                                    40,295      (126,869)        227,669
     Accounts payable                                             1,505,541        451,702    (1,024,617)
     Accrued liabilities                                            175,346      2,142,881      (727,934)
     Deferred income                                              1,518,762      (543,729)        254,060
                                                              --------------------------------------------
     Net cash provided by (used in) operating
       activities                                               (1,155,873)      1,595,065        191,544
                                                              --------------------------------------------
 INVESTING ACTIVITIES:
   Capital expenditures                                           (658,713)      (793,291)      (336,272)
   Note receivable from related party                              (26,266)      (208,889)           -
                                                              --------------------------------------------
     Net cash used in investing activities                        (684,979)    (1,002,180)      (336,272)
                                                              --------------------------------------------
 FINANCING ACTIVITIES:
   Proceeds from issuance of stock                                1,170,250      2,000,000         61,559
   Repurchase of common stock                                     (600,000)          -               -
   Issuance of subordinated notes payable                             -          (385,000)           -
   Net borrowings under bank line of credit                       2,750,000      (300,000)        300,000
                                                              --------------------------------------------
     Net cash provided by financing activities                    3,320,250      1,315,000        361,559
                                                              --------------------------------------------
 Increase in cash and cash equivalents                            1,479,398      1,907,885        216,831

 Cash and cash equivalents, beginning of year                     2,354,625        446,740        229,909
                                                              --------------------------------------------
 Cash and cash equivalents, end of year                        $  3,834,023   $  2,354,625   $    446,740
                                                              --------------------------------------------
                                                              --------------------------------------------
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                      $     99,144   $     62,905   $     71,631
                                                              --------------------------------------------
                                                              --------------------------------------------
   Income taxes                                                $     57,900   $     57,289   $     43,900
                                                              --------------------------------------------
                                                              --------------------------------------------
   Non-cash compensation expense                               $    390,750   $    119,993   $       -
                                                              --------------------------------------------
                                                              --------------------------------------------

            See accompanying notes to consolidated financial statements.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------



NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization, Business, and Principles of Consolidation:

     Harmony Holdings, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 5, 1991 as a wholly owned subsidiary of Ventura Entertainment Group Ltd. ("Ventura"). In connection with its formation and initial capitalization, Ventura contributed all of the capital stock of Harmony Pictures, Inc. (Harmony Pictures) and Melody Films, Inc. ("Melody") to the Company. Harmony Pictures and Melody have been operating since 1979. In March 1990, Ventura acquired Harmony and Melody from its co-founders, Stuart Gross and Robert Lieberman. As of June 30, 1995, Ventura had sold its entire interest in the Company. The Company conducts its operations through its wholly owned subsidiaries, Chemistry Pictures, Inc. (fka Harmony Pictures, Inc.), Melody Films, Inc., Lexington Films, Inc., The End Inc., The Beginning Entertainment, Inc., The Moment Films, Inc., The End (London) Ltd., Curious Pictures Corporation, Hollywood Business Solutions, Inc., Harmony Entertainment, Inc., Harmony Media Communications Inc., Pure Film, Inc., Serial Dreamer Films, Inc., Furious Pictures Corporation, Delirious Pictures Corporation and Gigantic Entertainment, Inc. Unless the context indicates otherwise, the term "Company" includes all of these subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Curious Pictures Corporation is 99% owned, the 1% minority interest is not presented separately as the amounts are not significant (Note 8).

     The Company operates in one reportable segment, producing television commercials, music videos and related media. The Company's services are usually directed towards advertising agencies located in the major markets of New York, Los Angeles, Chicago, Detroit, Dallas, San Francisco and in regional markets.

   Cash and Cash Equivalents:

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

   Contract Revenues:

     The Company produces television commercials and music videos under firm bid, cost plus or cost plus fixed fee contracts, which are typically less than one month in duration. At June 30, 1998 and 1997, the Company had no long-term contracts. Contract revenues are recognized using the percentage of completion method. The percentage of contract revenues recognized is computed at that percentage of estimated total revenues that incurred costs to date bears to total estimated costs, after giving effect to the most recent estimate of costs to complete. Revisions in costs and revenue estimates are reflected in the period in which the facts which require the revision become known. Deferred income represents amounts billed in excess of revenues earned.

   Property and Equipment:

     Property and equipment are stated at cost. Major improvements and replacements of property and equipment are capitalized. Maintenance and repairs are expensed. Upon retirement or other disposition of property, applicable cost and accumulated depreciation and amortization are removed from the accounts and any gains or losses are included in operations.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------



NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Property and Equipment (Continued):

     Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the term of the lease or the life of the related improvements, whichever is shorter.

   Goodwill:

     Goodwill primarily represents the excess of Ventura's purchase price, including additional payments over the fair market value of Harmony Pictures and Melody net assets at the date of acquisition. Goodwill has been amortized on a straight-line basis over 20 years for all periods. The Corporation continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit. Amortization expense for the year ended June 30, 1998, 1997 and 1996 was $211,780 for all years.

   Income Taxes:

     The Company applies SFAS No. 109, " Accounting for Income Taxes." SFAS No. 109 prescribes the use of the liability method to compute the differences between the tax bases of assets and liabilities and the related financial reporting amounts using currently enacted tax laws and rates.

   Income (Loss) Per Share:

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures. The adoption of SFAS No. 128 had no effect on the Company's financial statements. Basic EPS is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants. As the Company's stock options and warrants are antidilutive for all periods presented, basic and diluted EPS are the same.

   Stock Based Compensation:

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on July 1, 1996. SFAS 123 also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock issued to Employees," or SFAS 123. The Company has chosen to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Stock Based Compensation (Continued):

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

   Use of Estimates:

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

   New Accounting Pronouncements:

     Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The adoption of SFAS No. 129 did not have a material effect on the Company's financial position or results of operations.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15,1997. Earlier application is permitted. SFAS No 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its results of operations.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Accounting for Derivatives and Hedging:

     Statement of Financial Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) issued by the FASB is effective for financial statements with fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires companies to recognize ALL derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative NOT designated as a hedging instrument, the gain or loss is recognized in Income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

     Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

   Reclassifications:

     Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation. These reclassifications have no effect on the accumulated deficit or the net income (loss) previously reported.

NOTE 2   CONTINUED EXISTENCE AND MANAGEMENT PLAN

     The Companies consolidated financial statements are presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, during 1998, the Company incurred a net loss of $4,488,580 and a negative cash flow from operations of $1,155,873, resulting in a working capital position of negative $689,489 and an accumulated deficit totaling $11,643,854 at June 30, 1998. Additionally, the Company has no firm external financing resources other than its existing asset based loan and security agreement (Note 7), which requires that the Company maintain minimum stockholders equity of $3,000,000. If the Company's current level of net operating losses continue, it is foreseeable that this requirement will not be met in the near term and that the credit facility will no longer be available to the Company. Additionally, the commercial production industry revenues are often variable and unpredictable on a month by month basis. Given these circumstances, additional capital may be necessary to sustain the Company's operations. Accordingly, in order to obtain the proceeds that the Company expects it may need during the next year, the Company intends to attempt to raise additional debt and/or equity financing. The Company is currently holding discussions with various possible financing sources and believes that the requisite financing can be obtained. However, no assurance can be given that the Company will, in fact, be able to obtain additional financing or that the terms of such financing will be favorable to the Company. In the event that the Company is unable to obtain such additional financing, the Company may have to take steps to further reduce its operating expenses, which may negatively impact the Company's operations. The Company believes that both the expected benefits to be derived from the current restructuring of the Company's operations, including certain managerial changes that have recently been made, and the expected level of operations during the next year, may offset a portion of any liquidity shortage that may occur. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------



NOTE 3  PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows at June 30:

                                                 1998          1997
                                           ---------------------------
           Furniture and fixtures           $  1,465,940   $   905,697
           Computer equipment                  1,364,146     1,602,756
           Leasehold improvements              1,070,950       765,325
                                            ---------------------------
                                               3,901,036     3,273,778

           Less: accumulated depreciation      1,777,624     1,320,714
                                            ---------------------------
                                            $  2,123,412   $ 1,953,064
                                            ---------------------------
                                            ---------------------------

     Depreciation expense for the years ended June 30, 1998, 1997 and 1996 was $488,365, $405,900 and $352,491, respectively.

NOTE 4 OTHER CURRENT ASSETS

     Other current assets consisted of the following at June 30:


                                      1998             1997
                                 ---------------------------
    Prepaid expenses             $    517,749     $  299,666
    Director and salesperson
      compensation draws              509,446        309,579
    Other                              24,101        185,638
                                 ----------------------------
                                 $  1,051,296     $  794,883
                                 ----------------------------
                                 ----------------------------

NOTE 5  INCOME TAXES

     For the year ended June 30, 1998 and 1996 income tax expense consisted of state taxes currently payable. The Company had no current and deferred income tax expense in any period presented. For the year ended June 30, 1997, income tax expense consisted of $39,234 federal alternative minimum taxes and $139,529 state taxes currently payable.

     At June 30, 1998, the Company has net federal operating loss carryforwards as follows for income tax purposes:

                    Carryforward Expires  Net Operating Loss
                    ----------------------------------------
                    2005                     $  251,730
                    2006                      1,721,893
                    2007                          6,430
                    2008                      2,709,559
                    2009                        348,090
                    2011                      1,366,208
                    2013 (approximate)        3,900,000
                                          ----------------
                                            $10,303,910
                                          ----------------
                                          ----------------

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------

NOTE 5 INCOME TAXES (CONTINUED)

       The Company's ability to utilize the net operating loss carry forwards is dependent upon the company's ability to generate taxable income in future periods. Federal net operating losses of approximately $7,400,000 million are limited to $792,000 per year, due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986. Any unused portion can be carried forward and utilization of the net operating loss carry forward may also be limited in any one year by alternative minimum tax rules.

       A reconciliation of the statutory federal income tax rate
       (benefit) and the effective tax rate as a percentage of income
       (loss) before taxes on income is as follows:



                                                               1998    1997      1996
                                                           -----------------------------
          Statutory rate (benefit)                          (34.0)%   34.0%     (34.0)%
          Operating losses generating no current
             tax benefit                                     34.0      -         34.0
          Current benefit of fully reserved net operating
             loss carryforward utilization                    -      (31.4)       -
          State taxes                                         0.5      9.2        0.9
                                                           -----------------------------
                                                              0.5%    11.8%       0.9%
                                                           -----------------------------
                                                           -----------------------------


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:



                                                       1998           1997
                                                -----------------------------
         Deferred tax assets:
           Net operating loss carry forwards     $  3,725,000   $  2,321,000
           Other items not yet deductible
              for tax purposes                         68,000         59,000
                                                -----------------------------
                                                    3,793,000      2,419,000
         Deferred tax liabilities:
              Depreciation                            (50,000)       (40,000)
         Valuation allowance                       (3,743,000)    (2,379,000)
                                                -----------------------------
              Net deferred tax asset             $       -      $        -
                                                -----------------------------
                                                -----------------------------



     As the Company has posted losses in most years since inception and utilization of the net operating losses, the Company's primary deferred tax asset, is limited by IRS Section 382, realization of the tax benefit related to these net deferred tax asset is uncertain. Accordingly, no deferred tax asset has been recorded to reflect their potential value. The net change in the deferred tax valuation allowance was an increase (decrease) of $1,364,000, $(848,000) and $910,000 in 1998, 1997 and 1996,
     respectively.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------




NOTE 6    ACCRUED LIABILITIES

          Accrued liabilities consisted of the following at June 30:

                                                    1998          1997
                                            -----------------------------
               Accrued production costs      $  2,454,963   $  1,717,261
               Accrued director fees              780,359      1,085,024
               Other                            1,170,692      1,428,383
                                            -----------------------------
                                             $  4,406,014   $  4,230,668
                                            -----------------------------
                                            -----------------------------


NOTE 7    LINE OF CREDIT

          On May 10, 1995, the Company entered into a $3,000,000 asset based revolving line of credit with a bank, with interest at a variable rate (9.5% at June 30, 1998), collateralized by the assets of the Company. During the years ended June 30, 1998 and 1997, the weighted average interest rate was 9.5% and 8.33%, respectively. Borrowing is based upon certain percentages of acceptable receivables. The loan agreement has certain financial covenants and the Company was not in compliance with a requirement to maintain quarterly profitability during 1998.

          Subsequently, on July 30, 1998, the bank line of credit was replaced with an asset based loan and security agreement due to a finance company. The loan and security agreement provides for the following borrowings: a revolving line of credit with maximum availability of $4,500,000 or a specified percentage of acceptable accounts receivable with interest at a variable rate (10% at July 30, 1998), and a term note payable of $500,000 to be disbursed at the sole discretion of the finance company. The loan and security agreement requires the Company to comply with certain restrictive covenants and is guaranteed by CBC (Note 2).

NOTE 8    COMMITMENTS AND CONTINGENCIES

          Operating Leases:

          The Company is a party to a number of noncancelable operating lease agreements involving buildings and equipment which expire at various dates. The future minimum lease commitments are as follows for the years ending June 30:

                         1999                     $  1,087,481
                         2000                        1,013,227
                         2001                          970,779
                         2002                          898,068
                         2003                          857,150
                         Thereafter                  3,283,360
                                                  -------------
                         Total minimum payments   $  8,110,065
                                                  -------------
                                                  -------------

          Total rental expense for the years ended June 30, 1998, 1997 and 1996 aggregated $807,956, $774,396 and $696,110, respectively.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------

NOTE 8    COMMITMENTS AND CONTINGENCIES (CONTINUED)

        Employment Contracts:

          The Company has entered into various employment agreements with its officers and others, which obligate it to make minimum payments of approximately $6,633,080. The payments due are $4,270,249, $1,981,914, and $380,917, for the years ended June
          30, 1999, 2000, and 2001.  Of these amounts $3,556,367 are for administrative personnel and $3,076,713 are for commercial television directors and salespeople. Certain of these agreements provide for additional compensation based on subsidiary revenues, defined subsidiary operating profits or other incentives. This additional compensation is payable whether or not the Company achieves an operating profit as a whole. Some of the television directors who are associated with the Company receive monthly draws against the directors' compensation for production of commercials. The monthly draws equal the minimum guaranteed compensation payable to such directors. Although the draws are recoupable by the Company out of compensation otherwise payable to such directors, such directors are not obligated to repay such draws, if their fees for commercials produced do not exceed the monthly draws that have been paid. Consequently, the Company is obligated to provide compensation to these directors whether or not they are directing commercials. Most of the Company's sales personnel receive monthly draws offset by their earned commissions.

        Lawsuits:

          A lawsuit was filed on March 22, 1996, (served August 12, 1996) in Superior Court of the State of California, County of Los Angeles. A wrongful death claim has been made by the estate of Henry Gillermo Urgoiti, his wife and three children for an accident that occurred during the filming of a music video in August 1995. The complaint contains six causes of action, three causes for negligence, one cause for negligent product liability, one cause for strict liability and one cause for breach of warranty. Harmony Holdings, Inc., has been named in all six causes of action, Harmony Pictures Inc., The End Inc. and three of it's employees have been named in one of the negligence claims. Other defendants include Southern California Edison, Virgin Records America, Inc. Bell Helicopters and Helinet Aviation Services. A cross-complaint related to the preceding matter, was filed on December 23, 1996 in Superior Court of the State of California, County of Los Angeles. The complaint has been filed by Virgin Records Limited against The End, Inc. and Southern California Edison for contractual indemnity, equitable indemnity, comparative contribution and declaratory relief.
          While it is too early in the discovery process to assess complete economic risk, management has been advised by the Company's insurance broker that a remote possibility exists that damages assessed against the Company will exceed current insurance coverage. As the probability of an unfavorable outcome and the range of possible loss is unknown, no amounts have been accrued at June 30, 1998.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------

NOTE 8    COMMITMENTS AND CONTINGENCIES (CONTINUED)

       Lawsuits (Continued):

          On June 30, 1998, a complaint was filed by Rick Bieber against Harmony Holdings, Inc. and Harmony Pictures, Inc. in the Superior Court of the State of California, County of Los Angeles. Mr. Bieber was the president of Harmony Pictures, Inc. until his employment was terminated by Harmony Pictures, Inc. on April 23, 1998. Harmony Pictures, Inc. terminated Mr. Bieber for breaching his written employment agreement with the company and his fiduciary obligations to the company. The expiration date of the employment agreement was December 31, 2000. However, the employment agreement provided that it could be terminated before the expiration date by Harmony Pictures, Inc. (i) for cause or
          (ii) if Harmony Pictures, Inc. was not profitable by the quarter ended June 30, 1998. Harmony Pictures, Inc. incurred losses of (unaudited) $(252,509) and (unaudited) $(1,997,481) for the quarter and year ending June 30, 1998, respectively. Mr. Bieber alleges that the defendants, by terminating his employment agreement before December 31, 2000, breached the covenant of good faith and fair dealing. Mr. Bieber also alleges that defendants slandered and libeled him with reference to the circumstances relating to his termination. Mr. Bieber seeks damages in excess of $1,000,000 for each of the two contract claims, has asked to have his 250,000 stock options reinstated, and has asked for an unspecified amount of contingent compensation. On the slander and libel claims, he seeks unspecified compensatory damages and punitive damages. Harmony Holdings, Inc. and Harmony Pictures, Inc. deny that they have any liability to Mr. Bieber and intend to vigorously defend the lawsuit. As the probability of an unfavorable outcome and the range of possible loss is unknown, no amounts have been accrued at June 30.

          The Company is involved in other litigation on a number of matters and is subject to certain claims which arise in normal course of business, none of which, in the opinion of the Company's management is expected to have a materially adverse effect on the Company's financial position or results of operations.

        Subsidiary Share Transfer Agreement:

          The Company entered into a share transfer agreement with four members of management of Curious Pictures Corporation ("the Subsidiary") dated December 15, 1996. The agreement called for stock equaling one percent (1%) of Curious Pictures Corporation outstanding common stock to be issued to the four members of management, collectively, upon the signing of the agreement. Under the agreement, the four members of management have the ability to earn an additional fifty-percent (50%) of the company through yearly stock option grants with an exercise price of $1.00 per share starting with calendar year 1997. The stock options are earned based upon the calendar year results of operations of the Subsidiary and are exercisable in December 1998 (upon completion of the second year of the Subsidiary management's three year employment contracts). After the four members of management have acquired stock and options representing fifty one percent (51%) of Curious Pictures Corporation, the Company has the right to put its remaining forty nine percent 49% of Curious Pictures Corporation to the four members of management for a price to be determined based on fair value at that time, but not to be less than $1,960,000.

          Based on the Subsidiary's results of operations through June 30, 1998, management estimates that 50% of the options available under the agreement have been earned. Accordingly, management has recognized compensation expense equal to the intrinsic value of the earned stock options based upon a valuation of the Subsidiary performed near the date of the agreement consummation. For the years ended June 30, 1998 and 1997, this compensation expense, including the value of the common stock awarded at the agreement inception, totaled $390,750 and $75,000, respectively.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------



NOTE 9    STOCKHOLDERS' EQUITY AND STOCK OPTION PLAN

        Common Stock:

          Pursuant to a Stock Subscription Agreement entered into in July 1996, the Company sold to Unimedia, S.A., a French company (Unimedia), 1,000,000 shares of Common Stock of the Company at a purchase price of $2.00 per share. The purchase price was received by the Company on August 16, 1996.

          On July 21, 1997, CBC (Note 2) and Unimedia entered into an agreement whereby Unimedia agreed to sell, and CBC agreed to buy Unimedia's 1,000,000 shares of Common Stock of the Company for $2,600,000 and Unimedia agreed to dismiss the litigation entitled Unimedia S.A. V. Harmony Holdings, Inc. and Harvey Bibicoff, Case No. CV 96-7109 JGD (RNBx), pending in the United States District Court for the Central District of California. CBC assigned its right to buy 230,769 of the Shares to the Company, thereby reducing the number of issued and outstanding shares of common stock of the Company and resulting in a purchase price of $2,000,000 and $600,000 to CBC and the Company, respectively.
          The closing of the purchase occurred on July 25, 1997.

       Incentive and Non-Qualified Stock Option Plans:

          During the year ended June 30, 1997, the Company issued 257,500 stock options to certain outside board of director members and other consultants of the Company, at prices ranging from $1.50 to $2.00. The terms of the options are from three to five years and compensation expense totaling $44,993 is included in the statement of operations relating to these options.

          The Company adopted a Stock Option Plan on August 7, 1991, as amended and restated in February 1998. The purpose of the Stock Option Plan is to secure for the Company and its stockholders the benefits arising from stock ownership for selected employees of the Company as the Board of Directors of the Company (the "Board"), or a committee thereof constituted for that purpose, may from time to time determine.

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

          The Stock Option Plan is currently administered by the Board.
          The Board, subject to the provisions of the Stock Option Plan, has full power to select the individuals to whom awards will be granted, to fix the number of shares that each optionee may purchase, to set the terms, conditions, and vesting of each option, and to determine all other matters relating to the Stock Option Plan. The Stock Option Plan provides that the Board will select grantees from among full-time employees, officers, directors and consultants of the Company or its subsidiaries, and individuals or entities, subject to an acquisition or management agreement with the Company.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------



NOTE 9  STOCKHOLDERS' EQUITY AND STOCK OPTION PLAN (CONTINUED)

        Incentive and Non-Qualified Stock Option Plans (Continued):

          The option exercise price of each option shall be determined by the Board, but shall not be less than 100% of the fair market value of the shares on the date of grant. No Incentive Options may be granted to any employee who owns, at the date of grant, stock representing in excess of 10% of the combined voting power of all classes of stock of the Company or of a parent or a subsidiary unless the exercise price for stock subject to such options is at least 110% of the fair market value of such stock at the time of grant and the option term does not exceed five years.

          The term of each option shall be fixed by the Board and may not exceed ten years from the date of grant. If a participant who holds options ceases, for any reason, to be an employee, consultant or director of otherwise affiliated with the Company (the "Termination"), the option expires 30 days after the Termination. Notwithstanding the foregoing, in the event of Termination due to the optionee's death or incapacity, the option will terminate 12 months following the date of such optionee's death or incapacity. Options granted under the Stock Option Plan may be exercisable in installments. The aggregate fair market value of stock with regard to which Incentive Options are exercisable by an individual for the first time in any calendar year may not exceed $100,000.

          Upon the exercise of options, the option exercise price must be paid in full, either in cash or other form acceptable to the Board. The Board may terminate the plan at its discretion.

          A summary of the status of the Company's stock option plan as of June 30,1998, 1997 and 1996, and the changes during the years ending on those dates is presented below:


                                             June 30, 1998                  June 30, 1997                  June 30, 1996
                                        ----------------------------------------------------------------------------------------
                                                          Weighted-                     Weighted-                      Weighted-
                                                           average                       average                        average
                                                          exercise                      exercise                       exercise
                                          Shares           price         Shares           price        Shares            price
                                        ----------------------------------------------------------------------------------------
Outstanding at beginning of year         2,607,000          $2.04      1,314,500          $2.45        867,000          $2.87
Granted                                  2,064,000           1.43      1,307,500           1.22        464,500           1.68
Exercised                                  775,000           1.51              -              -              -              -
Forfeited                                1,369,000           2.40         15,000           2.13         17,000           2.47
                                        ------------                 ------------                   -----------
Outstanding at end of year               2,527,000          $1.52      2,607,000          $2.04      1,314,500
                                        ------------                 ------------                   -----------
                                        ------------                 ------------                   -----------         $2.54

Options exercisable at year end          1,538,000          $1.58      2,198,000          $2.08      1,128,750          $2.39
                                        ------------                 ------------                   -----------
                                        ------------                 ------------                   -----------

Weighted average fair value of
   options granted during the year           $0.82                         $0.17                         $0.13
                                        ------------                 ------------                   -----------
                                        ------------                 ------------                   -----------



Additionally, on March 10, 1998, the Company repriced 989,000 options outstanding with varying exercise prices to $1.44 per share. The repricing was considered a forfeiture of the existing options and a grant of new options for the purposes of the table above.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------


NOTE 9    STOCKHOLDERS' EQUITY AND STOCK OPTION PLAN (CONTINUED)

          Incentive and Non-Qualified Stock Option Plans (Continued):

          The following table summarizes information about stock options outstanding at June 30, 1998:

                                   Options Outstanding                                Options Exercisable
                          ---------------------------------------------------------------------------------

                                                    Weighted
                                                     Average     Weighted                         Weighted
                          Range of       Number     Remaining     Average            Number        Average
                          Exercise     Outstanding  Contractual  Exercise         Exercisable      Exercise
                           Prices       At 6/30/98    Life         Price           at 6/30/98      Price

                         $1.38 - 1.50   2,209,500      4.19        $  1.43        1,358,000      $  1.46
                          1.51 - 2.00     222,500      4.58           1.79          102,500         1.89
                          2.01 - 3.00      72,500      5.00           2.51           55,000         2.59
                         $3.01 - 5.00      22,500      4.25           5.00           22,500         4.85
                                        ---------                                 ---------
                         Total          2,527,000      4.25        $  1.52        1,538,000      $  1.58
                                        ---------                                 ---------
                                        ---------                                 ---------

          SFAS Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS Statement
          123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of zero for all years; expected volatility of 59.5, 5.2 and 5.2 percent; risk-free interest rates of 5.7, 5.9 and 5.9 percent and an estimated option life of 5.0, 3.0 and 3.0 years.

          Under the accounting provisions of SFAS Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    1998          1997           1996
                                             ------------------------------------------
               Net Income (Loss):
                  As reported                $  (4,488,580) $  1,332,427   $  2,131,241
                                             ------------------------------------------
                                             ------------------------------------------

                  Pro forma                  $  (4,780,327) $  1,218,362   $  2,173,801
                                             ------------------------------------------
                                             ------------------------------------------
               Basic and diluted earnings (loss)
                  per share:
                  As reported                    $  (0.69)      $  .20         $  (.37)
                                             ------------------------------------------
                                             ------------------------------------------
                  Pro forma                      $  (0.73)      $  .18         $  (.38)
                                             ------------------------------------------
                                             ------------------------------------------

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------


NOTE 10   CONCENTRATION OF CREDIT RISKS

          The Company's cash is deposited with various financial institutions, and is insured up to a maximum of $100,000 at each institution by the Federal Deposit Insurance Corporation ("FDIC"). At June 30, 1998, the Company's deposits with three financial institutions exceeded the maximum amount insured by the FDIC by $2,322,000. At June 30, 1998, the Company had bank accounts at foreign banks with deposits aggregating $525,000.

          The Company grants credit to advertising agencies, principally based in the United States. The Company performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral from its customer. The Company's credit losses are subject to the general economic conditions of the advertising industry.

NOTE 11   RELATED PARTY TRANSACTIONS

     Notes Receivable:

          As of June 30, 1998 and 1997, the Company had a note receivable from a former CEO of the Company with an outstanding balance of $235,155 and $208,889, respectively. The note bears interest at a variable rate (10% at June 30, 1998) and was subsequently repaid in full in September 1998.

          In January 1998, the Company entered into a $650,000 note receivable agreement with CBC (Note 2). Pursuant to the note, the Company advanced $611,000 of proceeds to CBC and applied the remaining $39,000 of the note balance to a loan fee for the note origination. Interest was accrued at 15%. The note was repaid in full with two installments (May 1998, $322,863 and June 1998, $327,137).

          During the years ended June 30, 1998 and 1997, the Company recognized interest and loan fee income aggregating $98,718 and $19,933, respectively, related to these notes receivable.

     Management Services Contracts:

          During 1997, the Company entered into an agreement with a corporation controlled by a former CEO, whereby the corporation will provide investor relation services to the Company through September 30, 2000, for a flat rate of $75,000 paid upon execution of the agreement.

          In October 1997, the Company entered into a management services contract with a privately held affiliate (the "Management Company") related to the Company through common control. The contract, which is on a month to month basis and is cancelable with a 60-day notice, requires that the Company pay a fee of $19,372 per month for services received. The management fees totaled $174,348 during the year ended June 30, 1998. Subsequently, in July 1998, the contract was amended to increase the monthly management fee to $39,372.

          The Management Company also provides services for CBC (Note 2) and another privately held affiliate each related to the Company through common control. The management fee is based on estimated usage of the Management Company's services.

          In May 1998, the Management Company advanced the Company $225,000 pursuant to a note payable with interest at 10%. In June 1998, the Company repaid the note in full together with accrued interest of $3,051.

Exhibit 10.4

HARMONY HOLDINGS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------


                                    Balance at     Additions charged                  Balance at
                               Beginning of Year  to costs and expenses   Deductions  End of Year
               -----------------------------------------------------------------------------------
               1996
               Allowance for
               doubtful
               accounts         $  25,864           $   49,765            $       0    $     75,629
                                -----------------------------------------------------------------
                                -----------------------------------------------------------------

               1997
               Allowance for
               doubtful
               accounts         $  75,629            $  97,646            $  75,629    $     97,646
                                -----------------------------------------------------------------
                                -----------------------------------------------------------------

               1998
               Allowance for
               doubtful
               accounts          $ 97,646            $  30,167            $  84,096    $     43,717
                                -----------------------------------------------------------------
                                -----------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information relating to the Company's executive officers as of October 5, 1998 is contained in the following table:


     Name                        Age              Position
     -----                       ---              --------
     Christopher T. Dahl         55               Chairman of the Board and
                                                  Chief Executive Officer

     Richard W. Perkins          67               Director

     William E. Cameron          53               Director

     Gerald Germain                               Director

     William M. Toles            51               Director

     James G. Gilbertson         37               Chief Operating Officer and
                                                  Chief Financial Officer

     Lance W. Riley              47               Secretary and General Counsel

     CHRISTOPHER T. DAHL has been Chief Executive Officer and Chairman of the Company since July 22, 1997. Since its inception in February, 1990, Mr. Dahl has been the President, Chief Executive Officer and Chairman of the Board of Directors of Children's Broadcasting Corporation ("CBC"), a publicly traded company and the Company's largest shareholder. He is also Chairman and Chief Executive Officer of Community Airwaves Corporation ("CAC"), a company that owns and operates radio stations in Hawaii. Mr. Dahl serves as the managing partner of Radio Management, L.L.C. ("RMLLC"), a company that provides corporate, legal, accounting and financial services to the Company and CBC. From 1969 to 1979, he was the founder and President of a group of companies involved in photo finishing, retail photo sales, home sewing notions, toy distribution and retail craft stores. He was employed by Campbell-Mithun and Knox Reeves Advertising from 1965 through 1969.

     RICHARD W. PERKINS has been a director of the Company since July 22, 1997. Mr. Perkins has also been a director of CBC since its inception. For more than five years, Mr. Perkins has been President and Chief Executive Officer of Perkins Capital Management, Inc., a registered investment advisor. Mr. Perkins is also Partner of RMLLC, as well as a director of the following publicly held companies: Bio-Vascular, Inc., a medical products manufacturer; CNS, Inc., a consumer products manufacturer; Lifecore Biomedical, Inc., a medical device manufacturer; Nortech Systems, Inc., an electronic sub-systems manufacturer; Eagle Pacific Industries, Inc., a manufacturer of plastic pipe; and Quantech LTD., a developer or immunological tests.

     WILLIAM E. CAMERON has been a director of the Company since July 22, 1997. Mr. Cameron has also been a director of CBC since April 2, 1998. For more than five years, Mr. Cameron has been Head of International Business Development for Universal Health Communications, the largest medical/health/wellness video library in the world.

     GERALD GERMAIN has been a director of the Company since May 13, 1998. For the past four years, Mr. Germain has been recognized as a television commercial production industry authority on a large variety of financial and operations issues. From 1984 to 1994, he served as Chief Financial Officer and, towards the end, as Vice Chairman of Doyle Dane Bernbach (now known as DDB Needham). In 1978, Mr. Germain became Chief Financial Officer of Compton Communications, Inc. (now known as Saatchi & Saatchi Worldwide) and became its Executive Vice President in 1982. In 1967, Mr. Germain was also a staff accountant with the advertising agency D'Arcy, Masius, Benton & Bowles, where he eventually became Senior Vice President, Worldwide Treasurer. Mr. Germain graduated from Brooklyn College and received a J.D. degree from the New York University of Law School.

     WILLIAM M. TOLES has been a director of the Company since July 22, 1997. For more than five years, Mr. Toles has been the President and Chief Executive Officer of Tol-O-Matic, a privately held manufacturer of motion control products.

     JAMES G. GILBERTSON has served as the Company's Chief Operating Officer since November, 1997, as of October 2, 1998 as the Company's Chief Financial Officer. Mr. Gilbertson has also served as CBC's Chief Operation Officer since April 1996 and its Chief Financial Officer since July 1992. From June 1988 to July 1992, he was the Chief Financial Officer of Parker Communications, which operated a group of radio stations. From 1985 to June 1988, he was Controller of the radio division of Palmer Communications located in Des Moines, Iowa. Prior to joining Palmer Communications, Mr. Gilbertson was practicing certified public accountant with the firm of Ernst & Young LLP. Mr. Gilbertson received a B.A. from the University of Iowa and an MBA from the Carlson School of Management at the University of Minnesota.

     LANCE W. RILEY became Secretary of the Company in November, 1997, and General Counsel of the Company in July, 1998. Mr. Riley is also Secretary and General Counsel of CBC, and has been practicing law since 1977. Mr.
Riley held the position of Chairman of the Communications Law Section of the Minnesota State Bar Association from 1990 to 1994. He is also Of Counsel with the firm of Hessian & McKasy, P.A. (formerly known as Hessian, McKasy & Soderburg, P.A.), located in Minnesota, since 1994. Prior to joining CBC, Mr.

Riley was partner in the firm of Courey, Albers, Gilbert and Riley, P.A. Mr. Riley received B.A., Magna cum laude, from Hamline University and a J.D., cum laude, from the University of Minnesota School of Law.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the Company's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the Company's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On July 21, 1997, CBC and Unimedia entered into an agreement whereby Unimedia agreed to sell, and CBC agreed to buy Unimedia's 1,000,000 shares of Common Stock of the Company for $2,600,000 and Unimedia agreed to dismiss the litigation entitled Unimedia S.A. vs. Harmony Holdings, Inc. and Harvey Bibicoff, Case No. CV 96-7109 JGD (RNBx), in the United States District Court for the Central District of California. CBC assigned its right to buy 230,769 of the Shares to the Company, thereby reducing the number of issued and outstanding shares of Common Stock of the Company and resulting in a purchase price of $2,000,000 and $600,000 to CBC and the Company, respectively. The closing of the purchase occurred on July 25, 1977.

     During 1997, the Company entered into an agreement with a corporation controlled by a former CEO, whereby the corporation will provide investor relation services to the Company through September 30, 2000, for a flat rate of $75,000 paid upon execution of the agreement.

     In January 1998, the Company entered into a $650,000 note receivable agreement with CBC. Pursuant to the note, the Company remitted $611,000 of proceeds to CBC and applied the remaining $39,000 of the note balance to a loan fee for the note origination. Interest was accrued at 15%. The note was repaid in full with two installments (May 1998, $322,863 and June 1998, $327,137).

     In May 1998, RMC (as defined below) advanced the Company $225,000 pursuant to a note payable with interest at 10%. In June 1998, the Company repaid the note in full together with accrued interest of $3,051.

     As of June 30, 1998, the Company has a $235,155 note receivable from a former CEO of the Company. The note bears interest at a variable rate (10% at June 30, 1998) and was subsequently repaid in full in September 1998.

     CBC has guaranteed the Company's Loan and Security Agreement with Heller Financial, Inc.

     Since August, 1998, the Company has received administrative, legal, accounting and financial services from RMLLC. RMLLC is a limited liability company which is owned by the Chairman of the Board and Chief Executive Officer and another director. RMLLC provides corporate, legal, accounting and financial services to the Company and, CBC and CAC. The agreement provides for RMLLC to receive $39,372 per month from the Company for such services. From October 1, 1997 to July, 1998, the Company received identical administrative, legal, accounting and financial services from Radio Management Corporation ("RMC"). The Company paid RMC an aggregate of $174,000 for such services during the fiscal year ended June 30, 1998. These arrangements were approved by the Related Party Transaction Committee of the Company's Board of Directors, which is comprised of disinterested directors, and the Company believes such arrangements were on terms at least as favorable as could have been obtained from unaffiliated third parties.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)    Financial Statements and Financial Statement Schedules and Exhibits

          (1) The audited consolidated financial statements of Harmony Holdings, Inc. and Subsidiaries filed as a part of this Annual Report on Form 10-K are listed in the Index to Consolidated Financial Statements preceding the Company's Consolidated Financial Statements contained in Item 8 of this Annual Report on Form10-K, which Index to Consolidated Financial Statements is hereby incorporated herein by reference.

          (2) Registrant's Schedule II-Valuation and Qualifying Accounts is included with Registrant's Consolidated Financial Statements in Item 8 hereof.

          (3) The following documents required by Item 601 of Regulation S-K are filed as exhibits or are incorporated by reference herein:

Exhibit Number      Description
--------------      -----------
3.1                 Restated Certificate of Incorporation of Company, filed in the office of the Secretary of State of the State of
                    Delaware, filed as Exhibit 3. 1 to the Company's
                    Registration Statement on Form S-1 (Registration No.
                    33-3342193), is hereby incorporated by reference.

3.3 By-Laws of Registrant, filed in the office of the Secretary of State of the State of Delaware, filed as Exhibit 3. 3 to the Company's Registration Statement on Form S-1
                    (Registration No. 33-3342193), is hereby incorporated by reference.

3.3.1 Amendment No. 1 to By-laws of Registrant, filed in the office of the Secretary of State of the State of Delaware, filed as Exhibit 3. 3. 1 to the Company's Registration
                    Statement on Form S-1 (Registration No. 33-3342193), is hereby incorporated by reference.

10.1                1991 Stock OptionPlan, filed as Exhibit 10. 1 to the
                    Company's Registration Statement on Form S-1 (Registration
                    No. 33-3342193), is hereby incorporated by reference.

10.29               Stock Purchase Agreement among Children's Broadcasting
                    Corporation, Harvey Bibicoff and Harmony Holdings, Inc. , dated July 21, 1997, filed as Exhibit 10. 1 to the Company's
                    Current Report on Form 8-K dated August 5, 1997, is hereby incorporated by reference.

10.30               Stock Purchase Agreement among Children's Broadcasting
                    Corporation and Unimedia S.A., dated July 21, 1997, filed as
                    Exhibit 10. 2 to the Company's Current Report on Form 8-K dated August 5, 1997, is hereby incorporated by reference.

10.31               Mutual General Release among, Unimedia, Harvey Bibicoff and
                    Harmony Holdings, Inc., filed as Exhibit 10. 3 to the
                    Company's Current Report on Form 8-K dated August 5, 1997, is hereby incorporated by reference.

10.32 Loan and Security Agreement by and between the Company and Heller Financial, Inc., dated July 30, 1998, filed as
                    Exhibit 10.1 to the Form 8-K filed on August 26, 1998, is hereby incorporated by reference.

10.33               Service Agreement by and between the Company and Radio
                    Management, L.L.C., dated as of August 1, 1998

21                  Subsidiaries of the Registrant.

27                  Financial Data Schedule.

                                       45

              (b)      Reports on Form 8-K

                       None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HARMONY HOLDINGS, INC.


                                       By: /s/ Christopher T. Dahl
Dated: October 13, 1998                    -----------------------------
                                           Christopher T.  Dahl
                                           CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         SIGNATURE                      TITLE                   DATE

                                Chairman of the Board
                                and Chief Executive
/s/ Christopher T. Dahl         Officer                      October 13, 1998
----------------------------
Christopher T. Dahl

/s/ Richard W. Perkins          Director                     October 13, 1998
----------------------------
Richard W. Perkins

/s/ William E. Cameron          Director                     October 13, 1998
----------------------------
William E. Cameron

/s/ William M. Toles            Director                     October 13, 1998
----------------------------
William M. Toles

/s/ Gerald Germain              Director                     October 13, 1998
----------------------------
Gerald Germain

                                Chief Operating Officer
                                and Chief Financial
/s/ James G. Gilbertson         Officer                      October 13, 1998
----------------------------
James G. Gilbertson

Exhibit Index
-------------
10.33               Service Agreement by and between the Company and Radio
                    Management, L.L.C., dated as of August 1, 1998

21                  Subsidiaries of the Company

                                       45