Form 10-K405/A
period 1998-06-30
HARMONY HOLDINGS INC
filed 1998-10-28
CIK 878246

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

                         Commission File Number 1-19577

                             HARMONY HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                   95-4333330

(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

    724 First Street North,
        Fourth Floor                                    55401
    Minneapolis, Minnesota

(Address of Principal Executive                       (Zip Code)
          Offices)

        Registrant's Telephone Number, Including Area Code:(612) 338-3300

Securities Registered Pursuant to Section 12(b) of the Act: NONE
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.01 par value(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price of such stock as reported on the National Association of Securities Dealers Automated Quotation System as of October 23, 1998):Common Stock, $.01 par value; $4,517,123

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

 Class Outstanding at October 23, 1998

 Common Stock, par value 7,237,429 shares $.01 per share

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information relating to the Company's executive officers as of October 5, 1998 is contained in the following table:


     Name                        Age              Position
     -----                       ---              --------
     Christopher T. Dahl         55               Chairman of the Board and
                                                  Chief Executive Officer

     Richard W. Perkins          67               Director

     William E. Cameron          53               Director

     Gerald Germain              56               Director

     William M. Toles            51               Director

     James G. Gilbertson         37               Chief Operating Officer and
                                                  Chief Financial Officer

     Lance W. Riley              47               Secretary and General Counsel

     CHRISTOPHER T. DAHL has been Chairman of the Company since July 22, 1997 and Chief Executive Officer since November 3, 1997. Since its inception in February, 1990, Mr. Dahl has been the President, Chief Executive Officer and Chairman of the Board of Directors of Children's Broadcasting Corporation ("CBC"), a publicly traded company and the Company's largest shareholder. He is also Chairman and Chief Executive Officer of Community Airwaves Corporation ("CAC"), a company that owns and operates radio stations in Hawaii. Mr. Dahl serves as the managing partner of Radio Management, L.L.C. ("RMLLC"), a company that provides corporate, legal, accounting and financial services to the Company and CBC. From 1969 to 1979, he was the founder and President of a group of companies involved in photo finishing, retail photo sales, home sewing notions, toy distribution and retail craft stores. He was employed by Campbell-Mithun and Knox Reeves Advertising from 1965 through 1969.

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

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and Directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, Directors and beneficial owners of more than 10% of the Company's Common Stock are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period from July 1, 1997 through June 30, 1998, all of its executive officers, Directors and beneficial owners of more than 10% of the Company's Common Stock complied with Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

          The following table sets forth the aggregate cash compensation paid to or accrued by all persons who have served as the Company's Chief Executive Officer during the last fiscal year and by each of the Company's other executive officers receiving in excess of $100,000 (the "Named Executive Officers") for services rendered to the Company and its subsidiaries during the fiscal years ended June 30, 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                               Long-Term
                                                                                             Compensation
                                                           Annual                               Awards
                                                        Compensation                  -------------------------
                  Name and                       --------------------------             Securities Underlying
             Principal Position        Year        Salary ($)      Bonus ($)                 Options (#)
      ---------------------------------------------------------------------------------------------------------
      Christopher T. Dahl (1)
          Chief Executive Officer
          and Chairman of the Board    1998           68,750               15,000                      375,000
                                       1997       -                  -                            -
                                       1996       -                  -                            -

      Harvey Bibicoff (1)
          Chief Executive Officer      1998          274,600         -                            -
                                       1997          247,200         -                                 350,000
                                       1996          165,000         -                            -

      Brian Rackohn (2)
          Chief Financial Officer      1998          149,507               10,000                       75,000 (3)
                                       1997          133,900         -                                    -
                                       1996          114,900         -                                  25,000

     (1) Mr. Bibicoff served as the Company's Chief Executive Officer until November 3, 1997, at which time Mr. Dahl became Chief Executive Officer of the Company.

     (2)  Mr. Rackohn's employment with the Company terminated on June 15,
          1998.

     (3) 75,000 options were originally granted January 2, 1997 at an exercise price of $1.50 per share. These options were repriced, therefore considered terminated and reissued March 10, 1998 pursuant to a board resolution of the same date. They now carry an exercise price of $1.44 per share.

          The following table sets forth the number of securities underlying options granted in 1998 to the named officers, the percent the grant represents of the total options granted to employees during such fiscal year, the per-share exercise price of the options granted, the expiration date of the options for the Named Executive Officers, and the potential realized value.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                        Potential
                                                                                                    Realized Value at
                                                                                                      Assumed Annual
                                                                                                   Rates of Stock Price
                                  Number of         Percent of Total                                   Appreciation
                                  Securities       Options Granted to   Exercise                    for Option Term (1)
                              Underlying Options      Employees in        Price     Expiration    -------------------------
              Name                Granted (#)          Fiscal Year      ($/Share)      Date           5% ($)        10% ($)
          -----------------------------------------------------------------------------------------------------------------
          Christopher T. Dahl        375,000            18.2%           1.38        03/02/03      142,875       315,863
          Harvey Bibicoff          -                       -              -            -            -             -
          Brian Rackohn (2)           75,000             3.6%           1.44        12/31/98        3,038         6,075

     (1) Sets forth potential option gains based on assumed annualized rates of stock price appreciation from the exercise price at the date of grant of 5% and 10% (compounded annually) over the full term of the grant with appreciation determined as of the expiration date. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices.

     (2) 75,000 options were originally granted January 2, 1997 at an exercise price of $1.50 per share. These options were repriced March 10, 1998 pursuant to a board resolution of the same date.

          The following table sets forth certain information regarding options exercised by the Named Executive Officers during 1998 and the number and value of unexercised in-the-money options for the Named Executive Officers at June 30, 1998.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES


                                                               Number of Securities
                                                              Underlying Unexercised        Value of Unexercised in-
                                 Shares         Value               Options at                the-Money Options at
                               Acquired on    Realized         Fiscal Year Ended (#)        Fiscal Year Ended (1) ($)
                                                           -----------------------------------------------------------
                  Name         Exercise (#)      ($)        Exercisable/Unexercisable       Exercisable/Unexercisable
          ---------------------------------------------------------------------------------------------------------
          Christopher T. Dahl    -             -                 125,000/250,000                  30,625/61,250
          Harvey Bibicoff        -             -                 300,000/-                        34,375/-
          Brian Rackohn          -             -                 75,000/-                         13,875/-

     (1) Market value of underlying securities at fiscal year-end minus the exercise price.

COMPENSATION OF DIRECTORS

     No fees are paid to Directors of the Company for their services as members of the Board of Directors. The Company reimbursed all Directors for reasonable travel and lodging expenses incurred in attending meetings of the Board of Directors.

     Concurrently with his election as a Director and Chairman of the Board of the Company on July 22, 1997, Christopher T. Dahl was appointed the Company's President. Mr. Dahl presently receives an annual salary of $75,000 for his services as President.

     On August 1, 1997 the Company entered into an independent contractor agreement with William Cameron, a Director of the Company. Under the agreement Mr. Cameron will be providing non-exclusive services to the Company including, without limitation, the initiation, promotion, development and maintenance of business and investment contacts relating to increasing the Company's sales, marketing and investment opportunities. The contract is at will and compensation under the contract is $3,000 for every month that it is in force.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table contains certain information as of October 23, 1998, regarding the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company and directors as a group, and (iv) each Named Executive Officer, and as to the percentage of the outstanding shares held by them on such date. Any shares which are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. The business address of Messrs., Dahl, and Cameron is 724 First Street North, Minneapolis, Minnesota 55401.


                                                                       Shares       Percent
                                                                    Beneficially       of
                                                                      Owned (1)      Class
                                                                      ---------      -----
Children's Broadcasting Corporation .............................   3,188,731(2)     44.1%
     724 First Street North
     Minneapolis, Minnesota 55401
Perkins Capital Management, Inc .................................     300,000(3)      4.2%
     730 East Lake St.
     Wayzata, Minnesota 55319
Harvey Bibicoff .................................................     300,000(4)      4.0%
Christopher T. Dahl .............................................     160,000(5)      2.2%
Richard W. Perkins ..............................................     125,000(6)      1.7%
Brian Rackohn ...................................................      75,000(7)      1.0%
William E. Cameron ..............................................      25,000(6)       *
William M. Toles ................................................      25,000(6)       *
Gerald Germain ..................................................      25,000(6)       *
All Directors and Executive Officers as a Group
     (Seven persons) ............................................     410,000(8)      9.4%

-------------
*    Less than 1 %.

1. Securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Commission and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire Common Stock within 60 days.

2. Based upon statements filed with the Commission on July 30, 1997 and August 5, 1997, Children's Broadcasting Corporation has the sole right to sell such shares and has sole voting power over such shares.

3. Based upon statements filed with the Commission, Perkins Capital Management, Inc. is a registered investment adviser of which Richard W. Perkins, a director of the Company, is President. As set forth in Schedule 13G filed with the Commission May 7, 1998, Perkins Capital Management, Inc. has the sole right to sell such shares and has sole voting power over such shares. Mr. Perkins and Perkins Capital Management, Inc. disclaim any beneficial interest in such shares.

4.   Includes 300,000 shares purchasable upon the exercise of options.

5.   Includes 125,000 shares purchasable upon the exercise of options.

6.   Includes 25,000 shares purchasable upon the exercise of options.

7.   Includes 75,000 shares purchasable upon the exercise of options.

8.   Includes 600,000 shares purchasable upon exercise of options.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 28, 1998

                                          HARMONY HOLDINGS, INC.


                                          By:  /s/ James G. Gilbertson
                                               --------------------------------
                                               James G. Gilbertson
                                               Chief Operating Officer and
                                               Chief Financial Officer