Form 10-Q
period 1998-09-30
HARMONY HOLDINGS INC
filed 1998-11-16
CIK 878246

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998; or

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


                         724 1ST AVENUE NORTH-4TH FLOOR
                              MINNEAPOLIS, MN 55423
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (612) 338-3300
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        YES   __X__                NO _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

              Class                    Outstanding at November 13, 1998

     COMMON STOCK, PAR VALUE                   7,506,660  SHARES
         $.01 PER SHARE

INDEX

HARMONY HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - September 30, 1998 and June 30, 1997.

         Consolidated Statements of Operations -- Three months ended September 30, 1998 and 1997.

         Consolidated Statements of Cash Flows -- Three months ended September 30, 1998 and 1997.

         Notes to consolidated financial statements -- September 30, 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities and Use of Proceeds
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HARMONY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITIED)

                                                                     SEPTEMBER 30,           JUNE 30,
                                                                          1998                 1998
                                                                  ------------------------------------------
                                     ASSETS
Current assets:
      Cash and cash equivalents                                            $ 2,947,079          $ 3,834,023
      Accounts receivable                                                    5,352,206            6,604,186
           Allowance for doubtful accounts                                     (43,717)             (43,717)
      Unbilled accounts receivable                                             578,785              327,475
      Other current assets                                                     493,684            1,051,296
      Notes Receivable                                                           5,000              235,155
                                                                  ------------------------------------------
                Total Current Assets                                         9,333,037           12,008,418

      Property and equipment, net                                            2,690,132            2,123,412
      Goodwill, net                                                          2,496,065            2,545,885
      Other assets                                                             485,206              249,400
                                                                  ------------------------------------------
                Total Assets                                              $ 15,004,440         $ 16,927,115
                                                                  ==========================================

                        LIABILITY & SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                     $ 3,322,086          $ 3,199,760
      Accrued liabilities                                                    3,072,188            4,406,014
      Line of credit                                                         2,561,476            2,750,000
      Deferred income                                                        2,218,814            2,342,133
                                                                  ------------------------------------------
                Total Current Liabilities                                   11,174,564           12,697,907

                Total Liabilities                                           11,174,564           12,697,907
                                                                  ------------------------------------------

Shareholders' equity:
      Common stock, $.01 par value:
           Authorized shares- 20,000,000
           Issued & outstanding shares- 7,237,429
              September 30 and June 30, 1998                                    72,375               72,375
           Additional paid-in capital                                       15,909,487           15,800,687
           Accumulated deficit                                             (12,151,986)         (11,643,854)
                                                                  ------------------------------------------
                Total Shareholders' Equity                                   3,829,876            4,229,208
                                                                  ------------------------------------------

                Total Liabilities & Shareholders' Equity                  $ 15,004,440         $ 16,927,115
                                                                  ==========================================


HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                         -------------------------------------
                                                                                1998              1997
                                                                         -------------------------------------
Revenues:
      Contract revenues                                                        $ 17,304,399      $ 11,379,476
      Cost of production                                                         14,523,459         9,123,498
                                                                         -------------------------------------
           Gross profit                                                           2,780,940         2,255,978

Operating expenses:
      Selling                                                                       816,684           732,730
      General and administrative                                                  2,040,146         1,917,581
      Subsidiary stock option compensation                                          108,800                 -
                                                                         -------------------------------------
Income (loss) from operations before depreciation & amortization                   (184,690)         (394,333)

      Depreciation & amortization                                                   209,356           175,734
                                                                         -------------------------------------
Income (loss) from operations                                                      (394,046)         (570,067)

Interest income                                                                      15,162            19,883
Interest expense                                                                   (119,647)           (3,695)
                                                                         -------------------------------------
Net income (loss) before income taxes                                              (498,531)         (553,879)

Income taxes                                                                          9,601            43,248
                                                                         -------------------------------------
Net income (loss)                                                                $ (508,132)       $ (597,127)
                                                                         =====================================

Net income (loss) per share                                                      $    (0.07)       $    (0.09)
                                                                         =====================================

Weighted average number of shares outstanding                                     7,237,429         6,515,683
                                                                         =====================================

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                               -------------------------------------
                                                                                     1998               1997
                                                                               -------------------------------------
OPERATING ACTIVITIES:
      Net loss                                                                        $ (508,132)        $ (597,127)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
           Depreciation & amortization                                                   209,356            175,102
           Amortization of prepaid interest
           Issuance of non-cash compensation expense                                     108,800             37,500
           Decrease (increase) in:
                 Accounts receivable                                                   1,251,980            334,553
                 Unbilled accounts receivable                                           (251,310)           399,716
                 Other assets                                                            557,612           (162,596)
           Increase (decrease) in:
                 Accounts payable                                                        122,326           (353,468)
                 Accrued liabilities                                                  (1,333,826)        (1,829,543)
                 Deferred income                                                        (123,319)           370,357
                                                                               -------------------------------------
                      Net cash provided (used) by operating activities:                   33,487         (1,625,506)

INVESTING ACTIVITIES:
      Capital expenditures                                                              (962,062)          (138,074)
      Notes receivable                                                                   230,155             (4,789)
                                                                               -------------------------------------
                      Net cash used in investing activities                             (731,907)          (142,863)
                                                                               -------------------------------------

FINANCING ACTIVITIES:
      Line of credit                                                                    (188,524)           600,000
      Proceeds from issuance (repurchase) of common stock                                      -           (600,000)
                                                                               -------------------------------------
                      Net cash provided (used) by financing activities                  (188,524)                 -
                                                                               -------------------------------------

Increase (decrease) in cash and cash equivalents                                        (886,944)        (1,768,369)
Cash and cash equivalents at beginning of year                                         3,834,023          2,354,625
                                                                               -------------------------------------

Cash and cash equivalents at end of year                                             $ 2,947,079          $ 586,256
                                                                               =====================================



Harmony Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 1998

Note 1--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals with the exception of the adjustments discussed in Note 2) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and footnote thereto included in the Company's Form 10-K for the year ended June 30, 1998.

Note 2--Significant Transactions During Fiscal Quarter Ended September 30,1998

The following significant transactions occurred during the first three months of the fiscal year ending June 30, 1999 and are considered not-recurring:

A. In July 1998, Children's Broadcasting Corporation ("CBC") purchased 250,000 shares of the Company's common stock on the open market. The purchase of these shares resulted in an increase in CBC's ownership of the Company to approximately 44.1%.

B. In July 1998, the Company replaced its then existing bank line of credit with an asset based loan and security agreement with Heller Financial, Inc. ("Heller"). This loan and security agreement provides for the following borrowings: a revolving line of credit with maximum availability of $4,500,000 based on acceptable accounts receivable, which line of credit bears interest at a variable rate (9.75% at September 30, 1998); and a $500,000 term note to be disbursed at the sole discretion of Heller. The loan and security agreement requires the Company to comply with certain restrictive covenants and is guaranteed by CBC.

C. In November 1998, CBC made an equity investment in the Company of $350,000 by purchasing 269,231 shares of the Company's common stock for a price of $1.30 per share. CBC's ownership in the Company is now approximately 44.6%.

D. In November 1998, the Company began the process of discontinuing operations of its Harmony Pictures division. This division consists of Harmony Pictures, Inc., Melody Films, Inc., Lexington Films, Inc., and

         Pure Films, Inc. During the last fiscal year, this division recorded operating losses of $1,625,000 and during the quarter ended September 30, 1998, it recorded operating losses of $595,000. The Company expects to incur expenses related to the discontinuation of the division in the second quarter ending December 31, 1998, but the aggregate amount of these expenses has not yet been determined.

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

Overview

         The Company currently operates through four major groups, or divisions. Each division consists of one of the Company's subsidiaries, which subsidiary in turn may operate one or more of its own subsidiaries. The four principal subsidiaries that represent the major operating divisions are The End, Inc. ("The End"), The End (London),LTD., Curious Pictures Corporation ("Curious"), and Chemistry Pictures, Inc. (formerly known as Harmony Pictures, Inc.). The End (London), LTD. was formed in 1997 and, accordingly, did not significantly contribute to the Company's overall operations during the fiscal quarter ended September 30, 1997.

         For the fiscal year ended June 30, 1998, Chemistry Pictures, Inc., together with its three subsidiaries (collectively, "Harmony Pictures"), generated revenues of $10,876,000 and incurred an operating loss of $1,625,000. As described below, for the fiscal quarter ended September 30, 1998 ("Current Quarter"), Harmony Pictures generated total revenues of only $1,139,000 and incurred an operating loss of $595,000. As further described below, on a consolidated basis, the Company would have operated profitably for the Current Quarter but for the losses incurred by Harmony Pictures. Based on the foregoing continuous losses, the Company in November 1998 decided to discontinue the operations of Harmony Pictures and to dissolve Harmony Pictures. Accordingly, the operations of Harmony Pictures are currently being wound down, and its assets are being liquidated.

Results of Operations:

         Three months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997:

         Revenues for the Current Quarter increased by $5,925,000 or 52%, over revenues for the fiscal quarter ended September 30, 1997 ("Prior Quarter"). The increase in revenues reflects and increase in revenue in three of the Company's four divisions. Most of the increase in revenues is a result of the $4,798,000 of revenues generated by The End (London), LTD., compared to $41,000 of revenue generated by this new subsidiary last year. In addition, revenues generated by The End and by Curious increased during the Current Quarter by $2,181,000 and $405,000 respectively. Revenues at The End increased due to additional directors retained by The End. The increase in revenues in the three divisions was partly offset by a $1,312,000 decrease in revenues generated by Harmony Pictures (from $2,451,000 in the Prior Quarter, to $1,139,000 in the Current Quarter). As mentioned above, the Company has decided to close the operations of Harmony Pictures and to dissolve this division.

         Cost of production is ordinarily directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production as a percentage of revenues increased from approximately 80% to 84% due to bids submitted by the Company at lower margins than last year in an attempt to increase its operating revenues and, in part due to the cost of revenues of Harmony Pictures, which exceeded 89% of Harmony Pictures' contract revenues. As a result of the increase in the cost of production, gross margins as a percentage of revenues decreased from 20% for the Prior Quarter to 16% in the Current Quarter.

         Selling expenses consist of sale commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of television commercial contracts. Selling expenses increased by 11% in the Currant Quarter over the Prior Quarter due primarily to expenses incurred by The End (London), LTD., which incurred only minimal selling expenses in the comparable fiscal quarter last year.

         General and administrative expenses consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. General and administrative expenses increased by 6 % in the Current Quarter over the Prior Quarter. Of the increase in general and administrative expense, $121,000 was attributable to The End (London) LTD., the new subsidiary in London, England, and to certain non-recurring expenses related to the prior termination of certain officers of the Company. In addition, Harmony Pictures incurred $563,000 of general and administrative expenses despite generating only $1,139,000 of revenues. As a percentage of revenues, general and administrative and subsidiary stock options compensations expenses of the Company decreased from 16.8% in the Prior Quarter to 12.4% in the Current Quarter. Excluding the revenues and general and administrative expenses of Harmony Pictures, general and administrative expenses of the Company in the Current Quarter would have decreased to 9.8% of revenues.

         The $109,000 stock option compensation expense represents a non-cash charge resulting from certain managers of Curious earning stock options under a December 15, 1996 agreement between the Company and the managers.

         Depreciation and amortization expense increased in the Current Quarter by 19% over the Prior Quarter due to the increase in depreciable assets of approximately $962,000.

         Interest income overall, decreased slightly for the current quarter ended September 30, 1998 due to lower cash balances held by the Company. Interest expense increased in the Current Quarter by $116,000 due to increased borrowings by the Company under the new credit facility the Company entered into with Heller in July 1998.

         Income tax expense in the Current Quarter decreased to $10,000 from $43,000 in the Prior Quarter, representing a decrease of $33,000 or 77%. A full valuation allowance has been established as the Company cannot determine that it is more likely than not that the deferred tax assets (primarily net operating loss carryforwards) will be realized. During the Current and Prior quarters, the Company's effective income tax rate varied from the statutory federal tax rate as a result of state taxes and an increase in the valuation allowance booked against the deferred tax asset.

         For the fiscal quarter ended September 30, 1998, the Company as a whole (including Harmony Pictures) incurred net losses of $508,000. During this current quarter, Harmony Pictures incurred net losses of $595,000. Accordingly, excluding Harmony Pictures, the Company would have generated net income of approximately $86,000 during the current quarter. As a result of the operations of Harmony Pictures, the Company has decided to dissolve Harmony Pictures. Harmony Pictures is expected to continue to negatively affect the Company's overall operations in future fiscal periods until it has been closed, and the Company expects to incur certain discontinuation expenses related to the termination of Harmony Pictures. The Company is currently not able to accurately estimate the duration or the amount of such on-going losses related both to the operations of Harmony Pictures to date or to the dissolution of that division.

Liquidity and Capital Resources

         The Company's liquidity, as measured by its working capital, was a deficit of $1,842,000 at September 30, 1998 compared to a deficit of $689,000 at June 30, 1998.

         In July 1998, the Company replaced its bank line of credit with an asset based loan and security agreement with Heller (see Note 2.B of the financial statements). As part of this agreement, the Company is allowed to borrow from a revolving line of credit, with a maximum availability of $4,500,000 or a percentage of acceptable accounts receivable. The interest rate is variable (9.75% at September 30, 1998). At September 30, 1998, the Company had a $2,561,000 balance due on the line of credit.

         As the Company's operations have not been able to support its working capital needs, CBC, the Company's principal stockholder, has resolved to invest such funds in the Company as necessary to meet its working capital requirements through June 30, 1999. This may involve loans or the purchase of securities. In November 1998, CBC made an equity investment in the Company of $350,000 by purchasing 269,231 shares of the Company's common stock for a price of $1.30 per share. CBC's ownership in the Company is now approximately 44.6%.

         In November 1998, management of the Company determined it is in the best interest of the Company to discontinue the operations of the Harmony Pictures division. The division consists of Harmony Pictures, Inc., Melody Films, Inc., Lexington Films, Inc. and Pure Film, Inc. For the year ended June 30, 1998, those entities recorded revenues of $10,867,000 and an operating loss of $1,625,000. Additionally, for the quarter ended September 30, 1998, those entities recorded revenues of $1,139,000 and an operating loss of $595,000. The Company expects to incur additional expenses related to the discontinuation of the division in the second quarter ended December 31, 1998, but the aggregate amount of these expenses has not yet been determined. The Company believes that be discontinuing operations at the Harmony Pictures division will enable the Company to meet its working capital requirements in the future. The following is a pro forma statement of operations of the Company with and without the Harmony pictures division for the quarter ended September 30, 1998. The pro forma statement of operations does not purport to present the Company's consolidated results of operations as it might have been, or as they may be in the future had the division discontinuance occurred prior to the quarter ended September 30, 1998:

HARMONY HOLDINGS, INC.
PRO FORMA STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
WITHOUT HARMONY PICTURES DIVISION

                                                                                       THREE MONTHS ENDED
                                                                                       SEPTEMBER 30, 1998
                                                                -----------------------------------------------------------------
                                                                                                                    HHI WITHOUT
                                                                         HHI               HP DIVISION              HP DIVISION
                                                                -----------------------------------------------------------------
Revenues:
      Contract revenues                                                 $   17,304,399       $    1,139,371        $  16,165,028
      Cost of production                                                    14,523,459            1,015,999           13,507,460
                                                                -----------------------------------------------------------------
           Gross profit                                                      2,780,940              123,372            2,657,568

Operating expenses:
      Selling                                                                  816,684               88,636              728,048
      General and administrative                                             2,040,146              562,810            1,477,336
      Subsidiary stock option compensation                                     108,800                                   108,800
                                                                                                          -
                                                                -----------------------------------------------------------------
Income (loss) from operations before depreciation &                          (184,690)            (528,074)              343,384
amortization

      Depreciation & amortization                                              209,356               66,544              142,812
                                                                -----------------------------------------------------------------
Income (loss) from operations                                                (394,046)            (594,618)              200,572

Interest income                                                                 15,162                                    15,162
                                                                                                          -
Interest expense                                                             (119,647)                                 (119,647)
                                                                                                          -
                                                                -----------------------------------------------------------------
Net income (loss) before income taxes                                        (498,531)            (594,618)               96,087

Income taxes                                                                     9,601                                     9,601
                                                                                                          -
                                                                -----------------------------------------------------------------
Net income (loss)                                                     $      (508,132)     $      (594,618)      $        86,486
                                                                =================================================================

Net income (loss) per share                                           $         (0.07)                           $          0.01
                                                                =======================                     =====================

Weighted average number of shares outstanding                                7,237,429                                 7,237,429
                                                                =======================                     =====================

         Consolidated cash was $2,947,000 at September 30, 1998 and $3,834,000 at June 30, 1998, a decrease of $887,000.

         Cash provided by operating activities for the Current Quarter ended September 30, 1998 was $33,000. Accounts receivable at September 30, 1998 decreased $1,252,000 from June 30, 1998, and other current assets at September 30, 1998 decreased $306,000 from June 30, 1998. Accounts payable at September 30, 1998 increased $122,000 from June 30, 1998, accrued expenses decreased $1,334,000 from June 30, 1998 to September 30, 1998 and deferred income decreased $123,000 during that same period.

         During the Current Quarter, cash used in investing activities was $732,000. This represents cash used for capital expenditures incurred in the normal course of operations, less the payment of the note receivable due the Company from a former officer.

         Cash used in financing activities during the Current Quarter was $189,000 which was provided through borrowings from the line of credit referred to in Note 2.B of the financial statements.

         During the Current Quarter, the Company incurred a net loss of $508,000 and cash flow from operations of $33,000, resulting in a working capital position of negative 1,842,000 and an accumulated deficit totaling $12,152,000 at September 30, 1998. At this time the Company's only firm external financing resource other than its existing asset based loan and security agreement, which requires that the Company maintain minimum stockholders equity of $3,000,000, is the commitment CBC has made to fund the Company's working capital needs through the end of the current fiscal year. The Company is currently taking steps to curtail its level of net operating losses by discontinuing the operations of the Harmony Pictures division. If the losses are not curtailed, the Company risks loosing its line of credit and will need to rely solely on CBC until other financing options become available. In order to obtain the proceeds that the Company expects it may need during the next year, the Company intends to attempt to raise additional debt and/or equity financing. The Company is currently holding discussions with various possible financing sources and believes that the requisite financing can be obtained. However, no assurance can be given that the Company will, in fact, be able to obtain additional financing or that the terms of such financing will be favorable to the Company. The Company believes that both the expected benefits to be derived from the current restructuring of the Company's operations, including the discontinuation of operation at the Harmony Pictures division and certain managerial changes that have recently been made, and the expected level of operations during the next year, may offset some or all of any liquidity shortage that may occur.

Inflation

           Inflation has not had a significant effect on the Company.

Year 2000 Compliance

          Management has made an assessment of its systems and has been advised by its computer consultant that its systems are year 2000 compliant.

Management also believes that its television production equipment will not be impacted by the Year 2000 Issue because the equipment is not date sensitive. Additionally, management believes it will not be materially impacted by the Year 2000 compliance of third parties with which it conducts business.

          PART II - OTHER INFORMATION

ITEMS 1 THROUGH 5.

     NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits

        1. Financial Data Schedule

     b. Current Reports on Form 8-K

        The Company filed the following document with the Commission during the quarter for which this report is filed:

        1. The Company's Current Report on Form 8-K filed on August 26, 1998, relating to the Company's entry into a $4,500,000 asset based revolving line of credit facility with Heller Financial Corporation.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on November 16, 1998.

                                              CHILDREN'S BROADCASTING
                                                     CORPORATION


                                     BY:      /s/ James G. Gilbertson
                                              James G. Gilbertson
                                     ITS:     Chief Operating Officer

EXHIBIT INDEX

27 Financial Data Schedule