Form 10-Q
period 1998-12-31
HARMONY HOLDINGS INC
filed 1999-02-16
CIK 878246

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1998; or

      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number 000-19577

                             HARMONY HOLDINGS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           DELAWARE                                       95-4333330
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)


                              5501 EXCELSIOR BLVD.
                              MINNEAPOLIS, MN 55416
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (612) 925-8840
              (Registrant's Telephone Number, Including Area Code)


      Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES _X_       NO ___

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                         Outstanding at February 10, 1999
             -----                         --------------------------------

    COMMON STOCK, PAR VALUE                        7,506,660 SHARES
        $.01 PER SHARE

INDEX

HARMONY HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets -- December 31, 1998 and June 30, 1998.

         Consolidated Statements of Operations -- Three and six months ended December 31, 1998 and 1997.

         Consolidated Statements of Cash Flows -- Six months ended December 31, 1998 and 1997.

         Notes to consolidated financial statements -- December 31, 1998.


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

SIGNATURES

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HARMONY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITIED)

                                                                   DECEMBER 31,       JUNE 30,
                                                                      1998              1998
                                                                --------------------------------
                                     ASSETS

Current assets:
         Cash and cash equivalents                                $  1,340,657      $  3,834,023
         Accounts receivable                                         3,814,037         6,604,186
               Allowance for doubtful accounts                                           (43,717)
         Unbilled accounts receivable                                  578,901           327,475
         Other current assets                                        1,379,537         1,051,296
         Notes Receivable                                                4,600           235,155
                                                                --------------------------------
                     Total Current Assets                            7,117,732        12,008,418

         Property and equipment, net                                 2,369,247         2,123,412
         Goodwill, net                                                 175,000         2,545,885
         Other assets                                                  456,917           249,400
                                                                --------------------------------
                     Total Assets                                 $ 10,118,896      $ 16,927,115
                                                                ================================

                        LIABILITY & SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                         $  3,743,074      $  3,199,760
         Accrued liabilities                                           649,972         4,406,014
         Accrued restructuring costs                                   887,794                --
         Line of credit                                              2,205,384         2,750,000
         Note payable - CBC                                            875,000                --
         Deferred income                                             1,788,836         2,342,133
                                                                --------------------------------
                     Total Current Liabilities                      10,150,060        12,697,907

                     Total Liabilities                              10,150,060        12,697,907
                                                                --------------------------------

Shareholders' equity:
         Common stock, $.01 par value:
               Authorized shares- 20,000,000
               Issued & outstanding shares- 7,506,660
                  September 30 and 7,237,429 June 30, 1998              75,067            72,375
               Additional paid-in capital                           16,365,596        15,800,687
               Accumulated deficit                                 (16,471,827)      (11,643,854)
                                                                --------------------------------
                     Total Shareholders' Equity                        (31,164)        4,229,208
                                                                --------------------------------

                     Total Liabilities & Shareholders' Equity     $ 10,118,896      $ 16,927,115
                                                                ================================

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  DECEMBER 31,                        DECEMBER 31,
                                                       ----------------------------------  --------------------------------
                                                              1998              1997              1998              1997
                                                       ----------------------------------  --------------------------------
Revenues:
        Contract revenues                                $ 14,079,885      $ 11,340,760      $ 31,384,284      $ 22,720,236
        Cost of production                                 11,894,047         9,130,992        26,417,506        18,254,490
                                                       ----------------------------------  --------------------------------
               Gross profit                                 2,185,838         2,209,768         4,966,778         4,465,746

Operating expenses:
        Selling                                               817,365           567,237         1,634,049         1,199,451
        General and administrative                          1,699,238         2,171,276         3,739,384         4,189,387
                                                       ----------------------------------  --------------------------------
Income (loss) from productions                               (330,765)         (528,745)         (406,655)         (923,092)

        Subsidiary stock option compensation                  108,800                --           217,600                --
        Depreciation & amortization                           264,980           174,337           474,336           350,071
        Restructuring costs and impairment of assets        3,532,495                --         3,532,495                --
                                                       ----------------------------------  --------------------------------
Income (loss) from operations                              (4,237,040)         (703,082)       (4,631,086)       (1,273,163)

Interest income                                                14,763             9,604            29,925            29,487
Interest expense                                              (97,563)           (8,541)         (217,210)          (12,236)
                                                       ----------------------------------  --------------------------------
Net income (loss) before income taxes                      (4,319,840)         (702,019)       (4,818,371)       (1,255,912)

Income taxes                                                       --           (20,106)            9,601            23,142
                                                       ----------------------------------  --------------------------------
Net income (loss)                                        $ (4,319,840)     $   (681,913)     $ (4,827,972)     $ (1,279,054)
                                                       ==================================  ================================

Net income (loss) per share                              $      (0.58)     $      (0.11)     $      (0.66)     $      (0.20)
                                                       ==================================  ================================

Weighted average number of shares outstanding               7,389,603         6,481,779         7,313,516         6,497,614
                                                       ==================================  ================================

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                               DECEMBER 30,
                                                                                   --------------------------------
                                                                                          1998             1997
                                                                                   --------------------------------
OPERATING ACTIVITIES:
        Net loss                                                                     $ (4,827,972)     $ (1,279,054)
        Adjustments to reconcile net loss to net cash
           used in operating activities:
               Depreciation & amortization                                                474,336           348,806
               Impairment of assets                                                     2,215,175                --
               Issuance of non-cash compensation expense                                  217,600            75,000
               Decrease (increase) in:
                      Accounts receivable                                               2,746,432         2,501,574
                      Unbilled accounts receivable                                       (251,426)           (3,396)
                      Other assets                                                       (328,241)         (231,924)
               Increase (decrease) in:
                      Accounts payable                                                    543,314          (429,815)
                      Accrued liabilities                                              (3,756,042)       (1,883,940)
                      Deferred income                                                    (553,297)          573,034
                      Accrued restructuring costs                                         887,794                --
                                                                                   --------------------------------
                             Net cash used in operating activities:                    (2,632,327)         (329,715)

INVESTING ACTIVITIES:
        Capital expenditures                                                             (771,978)         (336,106)
        Notes receivable                                                                  230,555            (4,789)
                                                                                   --------------------------------
                             Net cash used in investing activities                       (541,423)         (340,895)
                                                                                   --------------------------------

FINANCING ACTIVITIES:
        Line of credit                                                                   (544,616)               --
        Debt proceeds                                                                     875,000                --
        Proceeds from issuance (repurchase) of common stock                               350,000          (554,750)
                                                                                   --------------------------------
                             Net cash provided by/(used in) financing activities          680,384          (554,750)
                                                                                   --------------------------------

Increase (decrease) in cash and cash equivalents                                       (2,493,366)       (1,225,360)
Cash and cash equivalents at beginning of year                                          3,834,023         2,354,625
                                                                                   --------------------------------

Cash and cash equivalents at end of year                                             $  1,340,657      $  1,129,265
                                                                                   ================================

Harmony Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
December 31, 1998

Note 1--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals with the exception of the adjustments discussed in Note 2) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and footnote thereto included in the Company's Form 10-K for the year ended June 30, 1998.

Note 2--Significant Transactions During Fiscal Year Ending June 30, 1999

The following significant transactions occurred during the first six months of the fiscal year ending June 30, 1999 and are considered not-recurring:

A. In July 1998, Children's Broadcasting Corporation ("CBC") purchased 250,000 shares of the Company's common stock on the open market. The purchase of these shares resulted in an increase in CBC's ownership of the Company to approximately 44.1%.

B. In July 1998, the Company replaced its then existing bank line of credit with an asset-based loan and security agreement with Heller Financial, Inc. ("Heller"). This loan and security agreement provides for the following borrowings: a revolving line of credit with maximum availability of $4,500,000 based on acceptable accounts receivable, which line of credit bears interest at a variable rate (9.25% at December 31, 1998); and a $500,000 term note to be disbursed at the sole discretion of Heller. The loan and security agreement requires the Company to comply with certain restrictive covenants and is guaranteed by CBC.

C. In November 1998, CBC made an equity investment in the Company of $350,000 by purchasing 269,231 shares of the Company's common stock for a price of $1.30 per share. CBC's also purchased an additional 225,000 shares of the Company's common stock from individual shareholders. CBC's ownership in the Company is now approximately 49.1%.

D. In November 1998, the Company announced and began the process of discontinuing operations of its Harmony Pictures division. This division consists of Harmony Pictures, Inc., Melody Films, Inc., Lexington Films, Inc., and Pure Films, Inc. During the last fiscal year, this division recorded operating losses of $1,625,000. Results of operations for the division for the three and six months ended December 1998 and 1997 were:

                             Three Months Ended            Six Months Ended
                            12/31/98     12/31/97       12/31/98     12/31/97
                           -----------------------     -----------------------

         Revenues          $ 715,000    $3,350,000     $1,855,000   $5,801,000

         Operating Loss    $(217,000)   $ (184,000)    $ (812,000)  $ (592,000)

         In connection with discontinuing the division's operations, management has estimated and accrued restructuring costs totaling $888,000. These costs were accrued when the discontinuance decisions were announced and the restructure costs could be reasonably estimated. These costs include severance payments, contract buyouts, lease obligations, non-refundable prepayments, and general office shut-down logistics. The Company believes all obligations will have been met by the close of the third quarter ending March 31, 1999. Upon reaching the decision to discontinue the division's operations, management determined that the goodwill associated with the divisions was fully impaired. Accordingly, an impairment charge equaling the net book value of the goodwill, $2,215,000 was recognized in the quarter ended December 31, 1998.

E. In November and December 1998, CBC advance the Company working capital of $75,000, $500,000, $200,000, and $100,000 in four separate transactions. These advances are evidenced by three promissory notes, each due within 30 days of after demand and each bearing interest at a rate of 10% per annum.

F. In January 1999, CBC advanced the Company working capital of $75,000, $1,100,000 and $900,000 in three separate transactions. These advances are evidenced by three promissory notes, each due within 30 days after demand and each bearing interest at a rate of 10% per annum.

G. In February 1999, the Company filed a report on Form 8-K with the Securities and Exchange Commission announcing that effective as of close of business on February 9, 1999, the Company's shares of common stock were removed from the Nasdaq SmallCap Market and are now being traded on the OTC Bulletin Board which is run and operated by Nasdaq. This action was a result of the Company falling below the net tangible asset threshold required to remain listed on the Nasdaq SmallCap Market.

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

Overview

         During the periods reported herein, the Company operated through four major groups, or divisions. Each division consists of one of the Company's subsidiaries, which subsidiary in turn may operate one or more of its own subsidiaries. The four principal subsidiaries that represent the major operating divisions are The End, Inc. ("The End"), The End (London),LTD. ("The End (London)"), Curious Pictures Corporation ("Curious Pictures"), and Harmony Pictures, Inc. ("Harmony Pictures"). The End (London) was formed in 1997 and, as a start-up company, did not contribute to the Company's overall operations during the six months ended December 31, 1997 to the extent it has as a fully operational division during the six months ended December 31, 1998.

         During the second quarter of fiscal year 1999, the Company discontinued the operations of Harmony Pictures. The three remaining principal subsidiaries continue to recognize increasing revenues and are fully operational.

Results of Operations:

         Three and Six months Ended December 31, 1998 Compared to Three and Six Months Ended December 31, 1997:

         The Company's total revenues increased $2,739,000 or 24% from $11,341,000 in the second quarter of fiscal year 1998 to $14,080,000 in the second quarter of fiscal year 1999. Revenues during the first half of the current year increased 38% from $22,720,000 at December 31, 1997 to $31,384,000 at December 31, 1998. This increase in revenue represents revenue increases of $5.7 million by The End (London), $3.9 million by The End, and $3.2 million by Curious Pictures. These increases are due primarily to the improved resources with which the subsidiaries are able to attract and retain directors. Revenue decreased at Harmony Pictures $4.0 million during the first half of the current year. As mentioned above, the Company has discontinued the operations of Harmony Pictures.

         Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production as a percentage of revenues increased from approximately 81% to 84% during the second quarter of fiscal year 1999 compared to the same period of fiscal year 1998, and increased from 80% to 84% during the first half of the current fiscal year compared to the first half of fiscal year 1998. This increase is due to bids submitted by the Company at lower margins than the previous year in an attempt to increase operating revenues and, in part due to the cost of revenues of Harmony Pictures, which exceeded 89% of Harmony Pictures' contract revenues during the six months ended December 31, 1998. As a result of the increase in the cost of production, gross margins as a percentage of revenues decreased from 19% for the quarter ended December 31, 1997 to 16% in the quarter ended December 31, 1998, and decreased from 20% for the six months ended December 31, 1997 to 16% for the same period ending December 31, 1998.

         Selling expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of television commercial contracts. Selling expenses totaled $817,000 in the second quarter of fiscal year 1999 compared to $567,000 in the second quarter of fiscal year 1998, an increase of 44%. During the first half of fiscal year 1999, these expenses increased 36% compared to the same period in fiscal year 1998 due primarily to expenses related to The End (London), which incurred only $50,000 of selling expenses during the first half of the last fiscal year compared to $500,000 during the current fiscal year.

         General and administrative expenses consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. General and administrative expenses decreased $472,000 in the second quarter of fiscal year 1999 to $1,699,000 as compared to $2,171,000 for the second quarter of fiscal year 1998. These expenses decreased 11% during the first six months of fiscal year 1999 as compared to the same period in fiscal year 1998 due primarily to the cessation of operations at Harmony Pictures. During comparable six-month periods of fiscal year 1999 and fiscal year 1998, general and administrative expenses at Harmony Pictures decreased $497,000 due to the discontinuation of its operations. While these expenses increased somewhat at the remaining three divisions, general and administrative expenses decreased $6,000 at the corporate level.

         The $109,000 stock option compensation expense reported during the quarter ended December 31, 1998 and $218,000 reported for the six months ended December 31, 1998 represent a non-cash charge resulting from certain managers of Curious Pictures earning stock options under a December 15, 1996 agreement between the Company and the managers.

         Depreciation and amortization expense increased in the second quarter of fiscal year 1999 by 52% and in the first half of fiscal year 1999 by 35% compared to the same periods of fiscal year 1998 due to the increase in depreciable assets.

         Upon reaching the decision to discontinue the Harmony Pictures division, management determined that the goodwill associated with the division was fully impaired. Accordingly, an impairment charge of $2,215,000 was recognized in the current quarter. This current period charge will decrease the Company's future amortization expense and is combined with other restructuring costs of $1,317,000 on the accompanying income statement. The restructuring costs relate to the incremental costs of discontinuing the division and include severance payments, contract buyouts, lease obligations, non-refundable prepayments, and general office shut down logistics.

         Interest income increased slightly during the three and six months ended December 31, 1998 compared to similar periods ending December 31, 1997. This increase is due to cash balances being held longer at Curious Pictures and The End (London). Interest expense for the second quarter of fiscal year 1999 was $98,000, an increase of $89,000 over the second quarter of fiscal year 1998. During the first half of fiscal year 1999, interest expense increased $205,000 from $12,000 to $217,000 as a result of increased borrowings by the Company under the new credit facility the Company entered into with Heller in July 1998.

         No income tax expense was recorded in the second quarter of fiscal year 1999 and income tax expense decreased to $10,000 from $23,000 during the first six months of fiscal year 1999 compared to the same period of fiscal year 1998. The Company's effective income tax rate varied from the statutory federal tax rate as a result of state taxes and an increase in the valuation allowance booked against the deferred tax asset. A valuation allowance has been established for the full amount of the Company's net deferred tax asset, as the Company cannot determine that it is more likely than not that the deferred tax assets (primarily net operating loss carryforwards) will be realized.

         The Company as a whole incurred net losses of $4,320,000 and $4,828,000 for the three and six-month periods ended December 31, 1999 respectively. The losses include the restructuring and asset impairment costs totaling $3,532,000 related to the discontinued operations of Harmony Pictures. During the first half of fiscal year 1999, the Company would have generated a net loss of only $484,000 if it were not for the activities of Harmony Pictures.

Liquidity and Capital Resources

         The Company's liquidity, as measured by its working capital, was a deficit of $3,032,000 at December 31, 1998 compared to a deficit of $689,000 at June 30, 1998.

         In July 1998, the Company replaced its bank line of credit with an asset based loan and security agreement with Heller (see Note 2.B of the financial statements). As part of this agreement, the Company is allowed to borrow from a revolving line of credit, with a maximum availability of $4,500,000 or a percentage of acceptable accounts receivable. The interest rate is variable (9.25% at December 31, 1998). At December 31, 1998, the Company had a $2,205,000 balance due on the line of credit.

         As the Company's operations have not been able to support its working capital needs, CBC, the Company's principal stockholder, has resolved to invest such funds in the Company as necessary to meet its working capital requirements through June 30, 1999. This may involve loans or the purchase of securities. In November 1998, CBC made an equity investment in the Company of $350,000 by purchasing 269,231 shares of the Company's common stock for a price of $1.30 per share. CBC's ownership in the Company is now approximately 49.1%. Throughout November and December 1998, CBC advanced the Company an aggregate of $875,000 as evidenced by four promissory notes, each due within 30 days of demand and each bearing interest at a rate of 10% per annum. Additionally, in January CBC advanced the Company an aggregate of $2,075,000 as evidenced by three promissory notes bearing the same terms described above.

         In November 1998, management of the Company determined it was in the best interest of the Company to discontinue the operations of the Harmony Pictures division. The division consists of Harmony Pictures, Inc., Melody Films, Inc., Lexington Films, Inc. and Pure Film, Inc. For the year ended June 30, 1998, those entities recorded revenues of $10,867,000 and an operating loss of $1,625,000. For the six months ended December 31, 1998, those entities recorded revenues of $1,855,000 and an operating loss of $812,000. An additional one-time restructuring expense of approximately $1,317,000 related to the discontinued operations of the division was recorded in quarter ended December 31, 1998. Additionally, management determined that the goodwill associated with the division was fully impaired. Accordingly, an impairment charge equaling the net book value of the goodwill, $2,215,000 was recognized in the current quarter. The Company believes that by discontinuing operations at the Harmony Pictures division it will be able to meet its working capital requirements in the future.

         Consolidated cash was $1,341,000 at December 31, 1998 and $3,834,000 at June 30, 1998, a decrease of $2,493,000.

         Cash used in operating activities for the six months ended December 31, 1998 was $2,632,000. Accounts receivable at December 31, 1998 decreased $2,746,000 from June 30, 1998, and other current assets at December 31, 1998 increased $580,000 from June 30, 1998. Accounts payable at December 31, 1998 increased $543,000 from June 30, 1998, accrued expenses decreased $3,756,000 from June 30, 1998 to December 31, 1998, and deferred income decreased $553,000 during that same period.

         During the six months ended December 31, 1998, cash used in investing activities was $541,000. This represents cash used for capital expenditures incurred in the normal course of operations, less the payment of the note receivable due the Company from a former officer.

         Cash provided by financing activities during the six months ended December 31, 1998 was $680,000 which was provided through the cash borrowings from CBC and the proceeds from the issuance of common stock to CBC, net of repayment of the line of credit referred to in Note 2.B of the financial statements.

         During the six months ended December 31, 1998, the Company incurred a net loss of $4,828,000 and a cash flow from operations deficit of $2,632,000, resulting in a working capital deficit of $3,032,000 and an accumulated deficit totaling $16,472,000 at December 31, 1998. At this time the Company's only firm external financing resource other than its existing asset based loan and security agreement, which requires that the Company maintain minimum stockholders equity of $3,000,000, is the commitment CBC has made to fund the Company's working capital needs through the end of the current fiscal year. The Company is currently taking steps to curtail its level of net operating losses by discontinuing the operations of the Harmony Pictures division. If the losses are not curtailed, the Company risks losing its line of credit and will need to rely solely on CBC until other financing options become available. In order to obtain the proceeds that the Company expects it may need during the next year, the Company intends to attempt to raise additional debt and/or equity financing. The Company is currently holding discussions with various possible financing sources and believes that the requisite financing can be obtained. However, no assurance can be given that the Company will, in fact, be able to obtain additional financing or that the terms of such financing will be favorable to the Company. The Company believes that both the expected benefits to be derived from the current restructuring of the Company's operations, including the discontinuation of operation at the Harmony Pictures division, the expected level of operations during the next year, and the continued support of CBC may offset some or all of any liquidity shortage that may occur.

Inflation

         Inflation has not had a significant effect on the Company.

Year 2000 Compliance

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's compute programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure of miscalculations causing disruptions or operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities. Management has made an assessment of its systems and has been advised by its computer consultant that its systems are Year 2000 compliant. Management also believes that its television production equipment will not be impacted by the Year 2000 Issue because the equipment is not date sensitive. Additionally, management believes it will not be materially impacted by the Year 2000 compliance of third parties with which it conducts business.

PART II.      OTHER INFORMATION

Item 1. through Item 4.

              Not applicable.

Item 5.       Other Information

              The Company announced that effective as of the close of business on February 9, 1999, the Company's shares of common stock were removed from the Nasday SmallCap Market and are now being traded on the OTC Bulletin Board with is run and operated by Nasdaq.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

                  1. Financial Data Schedule

              (b) Reports of Form 8-K

                  Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on February 12, 1999.

                                        HARMONY HOLDINGS, INC.  CORPORATION


                                        BY:  /s/ James G. Gilbertson
                                             -----------------------------------
                                             James G. Gilbertson
                                        ITS: Chief Operation Officer and
                                             Chief Financial Officer