Form 10-Q/A
period 1998-12-31
HARMONY HOLDINGS INC
filed 1999-05-17
CIK 878246

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-Q/A

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1998; or

       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number 000-19577
                       ---------

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

                              YES __X__   NO _____

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                                Outstanding at February 10, 1999
    -------------------                         --------------------------------
  COMMON STOCK, PAR VALUE                             7,506,660 SHARES
      $.01 PER SHARE

INDEX

HARMONY HOLDINGS, INC.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets - December 31, 1998 and June 30, 1998.

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

            Consolidated Statements of Cash Flows -- Six months ended December 31, 1998 and 1997.

            Notes to consolidated financial statements -- December 31, 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


HARMONY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                 AMENDED
                                                               DECEMBER 31,      JUNE 30,
                                                                  1998             1998
                                                             ------------------------------
                                     ASSETS
Current assets:
      Cash and cash equivalents                              $  1,340,657      $  3,834,023
      Accounts receivable                                       3,814,037         6,604,186
         Allowance for doubtful accounts                         (109,206)          (43,717)
      Unbilled accounts receivable                                578,901           327,475
      Other current assets                                      1,379,537         1,051,296
      Notes Receivable                                              4,600           235,155
                                                             ------------------------------
             Total Current Assets                               7,008,526        12,008,418

      Property and equipment, net                               2,369,247         2,123,412
      Goodwill, net                                               175,000         2,545,885
      Other assets                                                456,917           249,400
                                                             ------------------------------
             Total Assets                                    $ 10,009,690      $ 16,927,115
                                                             ==============================

                        LIABILITY & SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                       $  3,743,074      $  3,199,760
      Accrued liabilities                                       1,061,220         4,406,014
      Accrued restructuring costs                                 887,794                --
      Line of credit                                            2,205,384         2,750,000
      Note payable - CBC                                          875,000                --
      Deferred income                                           1,788,836         2,342,133
                                                             ------------------------------
             Total Current Liabilities                         10,561,308        12,697,907

             Total Liabilities                                 10,561,308        12,697,907
                                                             ------------------------------

Shareholders' equity:
      Common stock, $.01 par value:
         Authorized shares- 20,000,000
         Issued & outstanding shares- 7,506,660
            September 30 and 7,237,429 June 30, 1998               75,067            72,375
         Additional paid-in capital                            16,365,596        15,800,687
         Accumulated deficit                                  (16,992,281)      (11,643,854)
                                                             ------------------------------
             Total Shareholders' Equity                          (551,618)        4,229,208
                                                             ------------------------------

             Total Liabilities & Shareholders' Equity        $ 10,009,690      $ 16,927,115
                                                             ==============================

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                 AMENDED                             AMENDED
                                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              DECEMBER 31,                        DECEMBER 31,
                                                      ------------------------------      ------------------------------
                                                         1998              1997              1998               1997
                                                      ------------------------------      ------------------------------
Revenues:
     Contract revenues                                $ 14,079,885      $ 11,340,760      $ 31,384,284      $ 22,720,236
     Cost of production                                 12,305,295         9,130,992        26,828,754        18,254,490
                                                      ------------------------------      ------------------------------
          Gross profit                                   1,774,590         2,209,768         4,555,530         4,465,746

Operating expenses:
     Selling                                               817,365           567,237         1,634,049         1,199,451
     General and administrative                          1,808,444         2,171,276         3,848,590         4,189,387
                                                      ------------------------------      ------------------------------
Income (loss) from productions                            (851,219)         (528,745)         (927,109)         (923,092)

     Subsidiary stock option compensation                  108,800                --           217,600                --
     Depreciation & amortization                           264,980           174,337           474,336           350,071
     Restructuring costs and impairment of assets        3,532,495                --         3,532,495                --
                                                      ------------------------------      ------------------------------
Income (loss) from operations                           (4,757,494)         (703,082)       (5,151,540)       (1,273,163)

Interest income                                             14,763             9,604            29,925            29,487
Interest expense                                           (97,563)           (8,541)         (217,210)          (12,236)
                                                      ------------------------------      ------------------------------
Net income (loss) before income taxes                   (4,840,294)         (702,019)       (5,338,825)       (1,255,912)

Income taxes                                                    --           (20,106)            9,601            23,142
                                                      ------------------------------      ------------------------------
Net income (loss)                                     $ (4,840,294)     $   (681,913)     $ (5,348,426)     $ (1,279,054)
                                                      ==============================      ==============================

Net income (loss) per share                           $      (0.66)     $      (0.11)     $      (0.73)     $      (0.20)
                                                      ==============================      ==============================

Weighted average number of shares outstanding            7,389,603         6,481,779         7,313,516         6,497,614
                                                      ==============================      ==============================

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                      AMENDED
                                                                                 SIX MONTHS ENDED
                                                                                    DECEMBER 30,
                                                                          ------------------------------
                                                                              1998              1997
                                                                          ------------------------------
OPERATING ACTIVITIES:
     Net loss                                                             $ (5,348,426)     $ (1,279,054)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation & amortization                                           474,336           348,806
         Impairment of assets                                                2,215,175                --
         Issuance of non-cash compensation expense                             217,600            75,000
         Decrease (increase) in:
              Accounts receivable                                            2,855,638         2,501,574
              Unbilled accounts receivable                                    (251,426)           (3,396)
              Other assets                                                    (328,241)         (231,924)
         Increase (decrease) in:
              Accounts payable                                                 543,314          (429,815)
              Accrued liabilities                                           (3,344,794)       (1,883,940)
              Deferred income                                                 (553,297)          573,034
              Accrued restructuring costs                                      887,794                --
                                                                          ------------------------------
                  Net cash used in operating activities:                    (2,632,327)         (329,715)

INVESTING ACTIVITIES:
     Capital expenditures                                                     (771,978)         (336,106)
     Notes receivable                                                          230,555            (4,789)
                                                                          ------------------------------
                  Net cash used in investing activities                       (541,423)         (340,895)
                                                                          ------------------------------

FINANCING ACTIVITIES:
     Line of credit                                                           (544,616)               --
     Debt proceeds                                                             875,000                --
     Proceeds from issuance (repurchase) of common stock                       350,000          (554,750)
                                                                          ------------------------------
                  Net cash provided by/(used in) financing activities          680,384          (554,750)
                                                                          ------------------------------

Increase (decrease) in cash and cash equivalents                            (2,493,366)       (1,225,360)
Cash and cash equivalents at beginning of year                               3,834,023         2,354,625
                                                                          ------------------------------

Cash and cash equivalents at end of year                                  $  1,340,657      $  1,129,265
                                                                          ==============================

Harmony Holdings, Inc.
Notes to Consolidated Financial Statements (unaudited)
December 31, 1998

Note 1  Basis of Presentation

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

Note 2  Significant Transactions During Fiscal Year Ending June 30, 1999

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

D. In November 1998, the Company announced and began the process of discontinuing operations of its Harmony Pictures division. This division consists of Harmony Pictures, Inc., Melody Films, Inc., Lexington Films, Inc., and Pure Films, Inc. During the last fiscal year, this division recorded revenues of $10,867,000 and operating losses of $1,625,000. Results of operations for the division for the three and six months ended December 1998 and 1997 were:

                           Three Months Ended             Six Months Ended
                          12/31/98    12/31/97          12/31/98    12/31/97
                          --------------------          --------------------

        Revenues          $715,000    $3,350,000        $1,855,000  $5,801,000

        Operating Loss    $(217,000)  $(184,000)        $(812,000)  $(592,000)

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

E. In November and December 1998, CBC advanced the Company working capital of $75,000, $500,000, $200,000, and $100,000 in four separate transactions. These advances are evidenced by four promissory notes, each due within 30 days of after demand and each bearing interest at a rate of 10% per annum.

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

Overview

            During the periods reported herein, the Company operated through four major groups, or divisions. Each division consists of one of the Company's subsidiaries, which subsidiary in turn may operate one or more of its own subsidiaries. The four principal subsidiaries that represent the major operating divisions are The End, Inc. ("The End"), The End (London), LTD. ("The End (London)"), Curious Pictures Corporation ("Curious Pictures"), and Harmony Pictures, Inc. ("Harmony Pictures"). The End (London) was formed in 1997 and, as a start-up company, did not contribute to the Company's overall operations during the six months ended December 31, 1997 to the extent it has as a fully operational division during the six months ended December 31, 1998.

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

            Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production as a percentage of revenues increased from approximately 81% to 87% during the second quarter of fiscal year 1999 compared to the same period of fiscal year 1998, and increased from 80% to 85% during the first half of the current fiscal year compared to the first half of fiscal year 1998. This increase is due to bids submitted by the Company at lower margins than the previous year in an attempt to increase operating revenues and, in part due to the cost of revenues of Harmony Pictures, which exceeded 89% of Harmony Pictures' contract revenues during the six months ended December 31, 1998. As a result of the increase in the cost of production, gross margins as a percentage of revenues decreased from 19% for the quarter ended December 31, 1997 to 13% in the quarter ended December 31, 1998, and decreased from 20% for the six months ended December 31, 1997 to 15% for the same period ending December 31, 1998.

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

            General and administrative expenses consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. General and administrative expenses decreased $363,000 in the second quarter of fiscal year 1999 to $1,808,000 as compared to $2,171,000 for the second quarter of fiscal year 1998. These expenses decreased 8% during the first six months of fiscal year 1999 as compared to the same period in fiscal year 1998 due primarily to the cessation of operations at Harmony Pictures. During comparable six-month periods of fiscal year 1999 and fiscal year 1998, general and administrative expenses at Harmony Pictures decreased $497,000 due to the discontinuation of its operations. While these expenses increased somewhat at the remaining three divisions, general and administrative expenses decreased $6,000 at the corporate level.

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


            The Company as a whole incurred net losses of $4,840,000 and $5,348,000 for the three and six-month periods ended December 31, 1999 respectively. The losses include the restructuring and asset impairment costs totaling $3,532,000 related to the discontinued operations of Harmony Pictures. During the first half of fiscal year 1999, the Company would have generated a net loss of only $1,004,000 if it were not for the activities of Harmony Pictures.

Liquidity and Capital Resources

            The Company's liquidity, as measured by its working capital, was a deficit of $3,553,000 at December 31, 1998 compared to a deficit of $689,000 at June 30, 1998.

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

             Consolidated cash was $1,341,000 at December 31, 1998 and $3,834,000 at June 30, 1998, a decrease of $2,493,000.

            Cash used in operating activities for the six months ended December 31, 1998 was $2,632,000. Accounts receivable at December 31, 1998 decreased $2,856,000 from June 30, 1998, and other current assets at December 31, 1998 increased $580,000 from June 30, 1998. Accounts payable at December 31, 1998 increased $543,000 from June 30, 1998, accrued expenses decreased $3,345,000 from

June 30, 1998 to December 31, 1998, and deferred income decreased $553,000 during that same period.

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

            During the six months ended December 31, 1998, the Company incurred a net loss of $5,348,000 and a cash flow from operations deficit of $2,632,000, resulting in a working capital deficit of $3,553,000 and an accumulated deficit totaling $16,992,000 at December 31, 1998. At this time the Company's only firm external financing resource other than its existing asset based loan and security agreement, which requires that the Company maintain minimum stockholders equity of $3,000,000, is the commitment CBC has made to fund the Company's working capital needs through the end of the current fiscal year. The Company is currently taking steps to curtail its level of net operating losses by discontinuing the operations of the Harmony Pictures division. If the losses are not curtailed, the Company risks losing its line of credit and will need to rely solely on CBC until other financing options become available. In order to obtain the proceeds that the Company expects it may need during the next year, the Company intends to attempt to raise additional debt and/or equity financing. The Company is currently holding discussions with various possible financing sources and believes that the requisite financing can be obtained. However, no assurance can be given that the Company will, in fact, be able to obtain additional financing or that the terms of such financing will be favorable to the Company. The Company believes that both the expected benefits to be derived from the current restructuring of the Company's operations, including the discontinuation of operation at the Harmony Pictures division, the expected level of operations during the next year, and the continued support of CBC may offset some or all of any liquidity shortage that may occur.

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

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on May 14, 1999.

                                                  HARMONY HOLDINGS, INC.


                                            BY:   /s/ James G. Gilbertson
                                                  ------------------------------
                                                  James G. Gilbertson
                                            ITS:  Chief Operation Officer and
                                                  Chief Financial Officer