Form 10-Q
period 1999-03-31
HARMONY HOLDINGS INC
filed 1999-05-17
CIK 878246

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999; or

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

                       724 1ST STREET NORTH - FOURTH FLOOR
                              MINNEAPOLIS, MN 55401
                                (former address)

         Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES __X__           NO _____


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                    Class                       Outstanding at May 7, 1999
           -----------------------              --------------------------
           COMMON STOCK, PAR VALUE                  7,506,660 SHARES
               $.01 PER SHARE

INDEX

HARMONY HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - March 31, 1999 and June 30, 1998.

         Consolidated Statements of Operations -- Three and nine months ended March 31, 1999 and 1998.

         Consolidated Statements of Cash Flows -- Nine months ended December 31, 1999 and 1998.

         Notes to consolidated financial statements -- March 31, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities and Use of Proceeds
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


HARMONY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                            MARCH 31,        JUNE 30,
                                                                             1999              1998
                                                               ----------------------------------------
                                     ASSETS

Current assets:
       Cash and cash equivalents                                          $    723,873     $  3,834,023
       Accounts receivable                                                   5,584,663        6,604,186
           Allowance for doubtful accounts                                    (109,206)         (43,717)
       Unbilled accounts receivable                                            972,001          327,475
       Other current assets                                                  1,240,425        1,051,296
       Notes Receivable                                                          4,400          235,155
                                                                ---------------------------------------
                Total Current Assets                                         8,416,156       12,008,418

       Property and equipment, net                                           2,443,910        2,123,412
       Goodwill, net                                                           171,875        2,545,885
       Other assets                                                            754,296          249,400
                                                                ---------------------------------------
                Total Assets                                              $ 11,786,237     $ 16,927,115
                                                                =======================================

                        LIABILITY & SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                   $  4,339,430     $  3,199,760
       Accrued liabilities                                                     938,835        4,406,014
       Accrued restructuring costs                                             658,754             --
       Line of credit                                                        2,192,135        2,750,000
       Note payable - CBC                                                    3,050,000             --
       Deferred income                                                       1,442,785        2,342,133
                                                                ---------------------------------------
                Total Current Liabilities                                   12,621,939       12,697,907

                Total Liabilities                                           12,621,939       12,697,907
                                                                ---------------------------------------

Minority interest                                                              792,150          465,750

Shareholders' equity:
       Common stock, $.01 par value:
           Authorized shares- 20,000,000
           Issued & outstanding shares- 7,506,660
              March 31, 1999 and 7,237,429 June 30, 1998                        75,068           72,375
           Additional paid-in capital                                       15,682,245       15,334,937
           Accumulated deficit                                             (17,385,164)     (11,643,854)
                                                                ---------------------------------------
                Total Shareholders' Equity                                  (1,627,852)       3,763,458
                                                                ---------------------------------------

                Total Liabilities & Shareholders' Equity                  $ 11,786,236     $ 16,927,115
                                                                =======================================

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                   MARCH 31,                                MARCH 31,
                                                      -----------------------------------      ----------------------------------
                                                          1999                    1998            1999                  1998
                                                      -----------------------------------      ----------------------------------
Revenues:
      Contract revenues                               $16,256,776             $14,756,151      $47,641,060           $37,476,387
      Cost of production                               13,575,140              11,861,075       40,403,894            30,115,565
                                                      ------------------------------------     ----------------------------------
            Gross profit                                2,681,636               2,895,076        7,237,166             7,360,822

Operating expenses:
      Selling                                             765,740                 545,586        2,399,789             1,745,037
      General and administrative                        1,540,474               2,473,250        4,761,513             5,779,168
                                                      ------------------------------------     ----------------------------------
Income (loss) from productions                            375,422                (123,760)          75,864              (163,383)

      Subsidiary stock option compensation                108,800                       -          326,400                     -
      Corporate                                           430,262                 697,796        1,057,813             1,581,264
      Depreciation & amortization                         150,155                 175,806          624,491               525,877
      Restructuring costs and impairment of assets              -                       -        3,532,495                     -
                                                      ------------------------------------     ----------------------------------
Income (loss) from operations                            (313,796)               (997,362)      (5,465,336)           (2,270,524)

Interest income                                            16,818                  32,545           46,743                62,032
Interest expense                                          (95,907)                (28,079)        (313,117)              (40,316)
                                                      ------------------------------------     ----------------------------------
Net income (loss) before income taxes                    (392,885)               (992,896)      (5,731,710)           (2,248,808)

Income taxes                                                    -                       -            9,601                23,142
                                                      ---------------------------------------------------------------------------
Net income (loss)                                       $(392,885)              $(992,896)     $(5,741,311)          $(2,271,950)
                                                      ====================================     ==================================

Net income (loss) per share                               $ (0.05)                $ (0.15)         $ (0.78)              $ (0.35)
                                                      ====================================     ==================================

Weighted average number of shares outstanding           7,506,660               6,487,429        7,376,957             6,494,219
                                                      ====================================     ==================================

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                                MARCH 31,
                                                                  -------------------------------------
                                                                             1999              1998
                                                                  -------------------------------------
OPERATING ACTIVITIES:
      Net loss                                                            $ (5,741,311)    $ (2,271,950)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
           Depreciation & amortization                                         624,491          525,877
           Impairment of assets                                              2,215,175             --
           Issuance of non-cash compensation expense                           326,400           75,000
           Decrease (increase) in:
                 Accounts receivable                                         1,085,012         (387,125)
                 Unbilled accounts receivable                                 (644,526)         413,019
                 Other assets                                                 (189,129)         671,821
           Increase (decrease) in:
                 Accounts payable                                            1,139,670          144,229
                 Accrued liabilities                                        (3,467,179)      (2,216,413)
                 Deferred income                                              (899,348)        (605,786)
                 Accrued restructuring costs                                   658,754             --
                                                                 --------------------------------------
                      Net cash used in operating activities:                (4,891,989)      (3,651,328)

INVESTING ACTIVITIES:
      Capital expenditures                                                  (1,291,050)        (382,686)
      Notes receivable                                                         230,755         (650,000)
                                                                 --------------------------------------
                      Net cash used in investing activities                 (1,060,295)      (1,032,686)
                                                                 --------------------------------------

FINANCING ACTIVITIES:
      Line of credit                                                          (557,865)       2,750,000
      Bank Overdraft                                                              --            134,140
      Debt proceeds                                                          3,050,000             --
      Proceeds from issuance (repurchase) of common stock                      350,000         (554,750)
                                                                 --------------------------------------
                      Net cash provided by/(used in) financing
                         activities                                          2,842,135        2,329,390
                                                                 --------------------------------------

Increase (decrease) in cash and cash equivalents                            (3,110,150)      (2,354,624)
Cash and cash equivalents at beginning of period                             3,834,023        2,354,624
                                                                 --------------------------------------

Cash and cash equivalents at end of period                                $    723,873     $       --
                                                                 ======================================

Harmony Holdings, Inc. Notes to Consolidated Financial Statements (unaudited) March 31, 1999

Note 1--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals with the exception of the adjustments discussed in Note 2) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and footnote thereto included in the Company's Form 10-K for the year ended June 30, 1998.

Note 2--Significant Transactions During Fiscal Year Ending June 30, 1999

The following significant transactions occurred during the first nine months of the fiscal year ending June 30, 1999 and are considered not-recurring:

A. In July 1998, Children's Broadcasting Corporation ("CBC") purchased 250,000 shares of the Company's common stock on the open market. The purchase of these shares resulted in an increase in CBC's ownership of the Company to approximately 44.1%.

B. In July 1998, the Company replaced its then existing bank line of credit with an asset-based loan and security agreement with Heller Financial, Inc. ("Heller"). This loan and security agreement provides for borrowings under a revolving line of credit with maximum availability of $5,000,000 based on acceptable accounts receivable, which line of credit bears interest at a variable rate (9.25% at March 31, 1999). The loan and security agreement requires the Company to comply with certain restrictive covenants and is guaranteed by CBC.

C. In November 1998, CBC made an equity investment in the Company of $350,000 by purchasing 269,231 shares of the Company's common stock for a price of $1.30 per share. CBC's also purchased an additional 225,000 shares of the Company's common stock from individual shareholders. Through these transactions, CBC's ownership in the Company increased to approximately 49.1%.

D. In November 1998, the Company announced and began the process of discontinuing operations of its Harmony Pictures division of companies. This division consists of Harmony Pictures, Inc., Melody Films, Inc., Lexington Films, Inc., and Pure Films, Inc. During the June 30, 1998 fiscal year, this division recorded revenues of $10,867,000 and operating losses of $1,625,000. Results of operations for the division prior to discontinuance in the second quarter of fiscal year 1999 were:

                           Six Months Ended
                           12/31/98      12/31/97
                           ----------------------

         Revenues          $1,855,000    $5,801,000

         Operating Loss    $(812,000)    $(592,000)

         In connection with discontinuing the division's operations, management has estimated and accrued restructuring costs totaling $888,000. In addition to this accrual, the Company had incurred and paid costs totaling $429,000 prior to recording this accrual in December 1998. These costs were accrued when the discontinuance decisions were announced and the restructure costs could be reasonably estimated. These costs include severance payments, contract buyouts, lease obligations, non-refundable prepayments, and general office shut-down logistics. At March 31, 1999, $659,000 of these accrued expenses remained on the balance sheet. The Company believes all obligations will have been met by the close of the fiscal year ending June 30, 1999. Upon reaching the decision to discontinue the division's operations, management determined that the goodwill associated with the divisions was fully impaired. Accordingly, an impairment charge equaling the net book value of the goodwill, $2,215,000, was recognized in the quarter ended December 31, 1998.

E. In November and December 1998, CBC advanced the Company working capital of $75,000, $500,000, $200,000, and $100,000 in four separate transactions. These advances are evidenced by four promissory notes, each due within 30 days after demand and each bearing interest at a rate of 10% per annum. Of these advances, $200,000 plus related interest was repaid to CBC. In February 1999, pursuant to board consents of the related-party transaction committee of the Company, all outstanding promissory notes due from the Company to CBC now bear interest rates of 14% per annum. Additionally, all future notes between the Company and CBC would also bear a 14% interest rate. The Company believes that the 14% interest rate is more representative of the interest rates that would be charged to the Company by other junior and unsecured lenders from which the Company may seek financing.

F. In January 1999, CBC advanced the Company working capital of $75,000, $1,100,000 and $900,000 in three separate transactions. These advances are evidenced by three promissory notes, each due within 30 days after demand and each bearing interest at a rate of 14% per annum.

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

H. In February 1999, CBC advanced the Company working capital of $300,000 as evidenced by promissory notes due within 30 days after demand and bearing interest at a rate of 14% per annum.

I. In April 1999, CBC purchased 225,000 shares of the Company's common stock on the open market. This purchase of stock increases CBC's ownership of the Company to 52.1%. As a further commitment to its investment, CBC's board of directors extended its commitment to invest such funds in the Company as may be necessary to meet its working capital requirements through December 31, 1999.

Note 3--Reclassifications

Certain amounts in the 1998 financial statements have been reclassified to conform with 1999 presentation. These reclassifications have no effect on the accumulated deficit or the net loss previously reported.

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

Overview

         During the periods reported herein, the Company operated through four major groups, or divisions. Each division consists of one of the Company's subsidiaries, which subsidiary in turn may operate one or more of its own subsidiaries. The four principal subsidiaries that represent the major operating divisions are The End, Inc. ("The End"), The End (London),LTD. ("The End (London)"), Curious Pictures Corporation ("Curious Pictures"), and Harmony Pictures, Inc. ("Harmony Pictures"). The End (London) was formed in 1997 and, as a start-up company, did not contribute significantly to the Company's overall operations during the nine months ended March 31, 1998 to the extent it has as a fully operational division during the nine months ended March 31, 1999.

         During the second quarter of fiscal year 1999, the Company discontinued the operations of Harmony Pictures. The three remaining principal subsidiaries continue to be fully operational.

Results of Operations:

         Three and Nine months Ended March 31, 1999 Compared to Three and Nine Months Ended March 31, 1998:

         The Company's total revenues increased $1,501,000 or 10% from $14,756,000 in the third quarter of fiscal year 1998 to $16,257,000 in the third quarter of fiscal year 1999. Revenues during the first nine months of the current year increased 27% from $37,476,000 through March 31, 1998 to $47,641,000 through March 31, 1999. This increase in revenue represents revenue increases of $7.5 million by The End (London), $5.6 million by Curious Pictures, and $3.8 million by The End. These increases are due primarily to the improved resources with which the subsidiaries are able to attract and retain directors. The increase in revenues at the three remaining operating divisions more than offsets the decrease in revenues due to the discontinuance of Harmony Pictures. Revenue at Harmony Pictures decreased $6.6 million during the first nine months of the current year. As mentioned above, the Company discontinued the operations of Harmony Pictures during the second quarter of fiscal year 1999.

         Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production as a percentage of revenues increased from approximately 80% to 84% during the third quarter of fiscal year 1999 compared to the same period of fiscal year 1998, and increased from 80% to 85% during the first nine months of the current fiscal year compared to the first nine months of fiscal year 1998. This increase is due to bids submitted by the Company at lower margins than the previous year in an attempt to increase operating revenues and to gain work for newly signed directors. The Company believes the cost of production will decrease to previous levels as these new directors become more established. As a result of the increase in the cost of production, gross margins as a percentage of revenues decreased from 20% for the quarter ended March 31, 1998 to 16% in the quarter ended March 31, 1999, and decreased from 20% for the nine months ended March 31, 1998 to 15% for the same period ending March 31, 1999.

         Selling expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of television commercial contracts. These expenses increased in conjunction with the increase in revenues. Selling expenses totaled $766,000 in the third quarter of fiscal year 1999 compared to $546,000 in the third quarter of fiscal year 1998, an increase of 40%. During the first nine months of fiscal year 1999, these expenses increased 38% compared to the same period in fiscal year 1998 due primarily to expenses related to The End (London), which has been fully operational throughout the current fiscal year but was not fully operational during the last fiscal year.

         General and administrative expenses consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. General and administrative expenses decreased $1,200,000 in the third quarter of fiscal year 1999 to $1,971,000 as compared to $3,171,000 for the third quarter of fiscal year 1998. These expenses decreased 21% during the first nine months of fiscal year 1999 as compared to the same period in fiscal year 1998, due in part to the cessation of operations at Harmony Pictures. During comparable nine-month periods of fiscal year 1999 and fiscal year 1998, general and administrative expenses at Harmony Pictures decreased $1.0 million due to the discontinuation of its operations. While these expenses remained steady at the remaining three divisions, general and administrative expenses decreased $0.5 million at the corporate level due to the restructuring of the corporate offices.

         The $109,000 stock option compensation expense reported during the quarter ended March 31, 1999 and $326,000 reported for the nine months ended March 31, 1999 represent a non-cash charge resulting from certain managers of Curious Pictures earning stock options of Curious Pictures under a December 15, 1996 agreement between the Company and the managers. The cumulative amount of compensation expense recognized related to this agreement is reflected as a minority interest in Curious Pictures on the accompanying balance sheet.

         Depreciation and amortization expense decreased in the third quarter of fiscal year 1999 by 15% and in the first nine months of fiscal year 1999 it increased by 19% compared to the same periods of fiscal year 1998. Although there has been an overall increase in depreciable assets over the first nine months of fiscal 1999, depreciation and amortization expense decreased in the last quarter due to the disposal of depreciable assets and the impairment of goodwill resulting from the discontinuance of operations of Harmony Pictures.

         Upon reaching the decision to discontinue the Harmony Pictures division, management determined that the goodwill associated with the division was fully impaired. Accordingly, an impairment charge of $2,215,000 was recognized in the second quarter of fiscal 1999. Other restructuring costs of $1,317,000 were also recognized in the second quarter on the accompanying income statement. The restructuring costs relate to the incremental costs of discontinuing the division and include severance payments, contract buyouts, lease obligations, non-refundable prepayments, and general office shut down logistics.

         Interest income decreased during the three and nine months ended March 31, 1999 compared to similar periods ending March 31, 1998. Interest expense for the third quarter of fiscal year 1999 was $96,000, an increase of $68,000 over the third quarter of fiscal year 1998. During the first nine months of fiscal year 1999, interest expense increased $273,000 from $40,000 to $313,000 as a result of increased borrowings by the Company under the new credit facility the Company entered into with Heller in July 1998, as well as the interest incurred as a result of borrowings from CBC.

         No income tax expense was incurred in the third quarter of fiscal year 1999 and income tax expense decreased to $10,000 from $23,000 during the first nine months of fiscal year 1999 compared to the same period of fiscal year 1998. The Company's effective income tax rate varied from the statutory federal tax rate as a result of state taxes and an increase in the valuation allowance booked against the deferred tax asset. A valuation allowance has been established for the full amount of the Company's net deferred tax asset, as the Company cannot determine that it is more likely than not that the deferred tax assets (primarily net operating loss carryforwards) will be realized.

         The Company as a whole incurred net losses of $393,000 and $5,741,000 for the three and nine-month periods ended March 31, 1999 respectively. The losses for the nine-month period include the restructuring and asset impairment costs totaling $3,532,000 related to the discontinued operations of Harmony Pictures. During the first nine months of fiscal year 1999, the Company would have generated a net loss of only $1,397,000 if it were not for the activities of Harmony Pictures.

Liquidity and Capital Resources

         The Company's liquidity, as measured by its working capital, was a deficit of $4,206,000 at March 31, 1999 compared to a deficit of $689,000 at June 30, 1998.

         In July 1998, the Company replaced its bank line of credit with an asset based loan and security agreement with Heller (see Note 2.B of the financial statements). As part of this agreement, the Company is allowed to borrow from a revolving line of credit, with a maximum availability of $5,000,000 or a percentage of acceptable accounts receivable. The interest rate is variable (9.25% at March 31, 1999). At March 31, 1999, the Company had a $2,192,000 balance due on the line of credit. The loan and security agreement requires the Company to comply with certain restrictive covenants. At March 31, 1999, the Company was not in compliance with the covenant, which requires that the Company maintain a minimum stockholders' equity of $3,000,000. The Company has received a waiver from Heller regarding this covenant in the past and is seeking a waiver for the current reporting period.

         As the Company's operations have not been able to support its working capital needs, CBC, the Company's principal stockholder, has extended its undertaking to invest such funds in the Company as necessary to meet its working capital requirements through December 31, 1999. This may involve loans or the purchase of securities. In November 1998, CBC made an equity investment in the Company of $350,000 by purchasing 269,231 shares of the Company's common stock for a price of $1.30 per share. CBC's ownership in the Company is now approximately 52.1%. Throughout November and December 1998, CBC advanced the Company an aggregate of $875,000 as evidenced by four promissory notes, each due within 30 days of demand and each bearing interest at a rate of 14% per annum. Additionally, in January and February CBC advanced the Company an aggregate of $2,375,000 as evidenced by 30-day demand promissory notes bearing the same terms described above.

         In November 1998, management of the Company determined it was in the best interest of the Company to discontinue the operations of the Harmony Pictures division. The division consists of Harmony Pictures, Inc., Melody Films, Inc., Lexington Films, Inc. and Pure Film, Inc. For the year ended June 30, 1998, those entities recorded revenues of $10,867,000 and an operating loss of $1,625,000. For the six months ended December 31, 1998, those entities recorded revenues of $1,855,000 and an operating loss of $812,000. An additional one-time restructuring expense of approximately $1,317,000 related to the discontinued operations of the division was recorded in quarter ended December 31, 1998. Additionally, management determined that the goodwill associated with the division was fully impaired. Accordingly, an impairment charge equaling the net book value of the goodwill, $2,215,000 was recognized in that same quarter. It is management's belief that the discontinuance of operations at the Harmony Pictures division will aid the Company in meeting its working capital requirements in the future.

         Consolidated cash was $724,000 at March 31, 1999 and $3,834,000 at June 30, 1998, a decrease of $3,110,000.

         Cash used in operating activities for the nine months ended March 31, 1999 was $4,892,000. Accounts receivable at March 31, 1999 decreased $1,085,000 from June 30, 1998, and other current assets at March 31, 1999 increased $834,000 from June 30, 1998. Accounts payable at March 31, 1999 increased $1,140,000 from June 30, 1998, accrued expenses decreased $3,467,000 from June 30, 1998 to March 31, 1998, deferred income decreased $899,000 and accrued restructuring cost increased $659,000 during that same period.

         During the nine months ended March 31, 1999, cash used in investing activities was $1,060,000. This represents cash used for capital expenditures incurred in the normal course of operations, less the payment of the note receivable received by the Company from a former officer.

         Cash provided by financing activities during the nine months ended March 31, 1999 was $2,842,000 which was provided through the cash borrowings from CBC and the proceeds from the issuance of common stock to CBC, net of the repayment of $200,000 of the borrowings from CBC.

         During the nine months ended March 31, 1999, the Company incurred a net loss of $5,741,000 and a cash flow from operations deficit of $4,892,000, resulting in a working capital deficit of $4,206,000 and an accumulated deficit totaling $17,385,000 at March 31, 1999. At this time the Company's only firm external financing resource other than its existing asset based loan and security agreement, which requires that the Company maintain minimum stockholders equity of $3,000,000, is the commitment CBC has made to fund the Company's working capital needs through December 31, 1999. The Company has taken steps to curtail its level of net operating losses by discontinuing the operations of the Harmony Pictures division. The write-off and losses of Harmony Pictures accounted for $3,532,000 of the $5,741,000 net loss during the year. If the losses are not curtailed, the Company risks losing its line of credit and will need to rely solely on CBC until other financing options become available. In order to obtain the proceeds that the Company expects it may need during the next year, the Company intends to attempt to raise additional debt and/or equity financing. The Company is currently holding discussions with various possible financing sources and believes that the requisite financing can be obtained. However, no assurance can be given that the Company will, in fact, be able to obtain additional financing or that the terms of such financing will be favorable to the Company. The Company believes that both the expected benefits to be derived from the current restructuring of the Company's operations, including the discontinuation of operation at the Harmony Pictures division, the expected level of operations during the next year, and the continued support of CBC may offset some or all of any liquidity shortage that may occur.

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

PART II           OTHER INFORMATION
Item 1.           Legal Proceedings.

                  On November 13, 1997, the Directors Guild of America-Producer Pension and Health Plans ("DGA") filed a civil lawsuit against Harmony Pictures, Inc., Melody Films, Inc., and Velocity Films, Inc. seeking to compel an audit and alleging certain monies in excess of $200,000 were owed to it. On March 15, 1999, the parties entered into a Settlement Agreement whereby Harmony Pictures, Melody Films, Inc., and Velocity Films, Inc. agreed to pay an aggregate of $100,000, plus interest at a rate of 8% to the DGA in installments in return for a release and settlement of all claims. An order dismissing the civil action was filed on March 24, 1999.

                  On June 30, 1998, a complaint was filed by Rick Bieber against Harmony Holdings, Inc. and Harmony Pictures, Inc. in the Superior Court of California, County of Los Angeles. Mr. Bieber was president of Harmony Pictures, Inc. until his employment was terminated by Harmony Pictures, Inc. effective April 23, 1998.

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

                  Mr. Bieber alleges that the defendants, by terminating his employment agreement before December 31, 2000, breached his agreement. Mr. Bieber also alleged that defendants slandered and libeled him with reference to the circumstances relating to his termination. The court has dismissed the slander and libel claims and has dismissed all claims against Harmony Holdings, Inc. On his remaining claim contract and labor code claims, Mr. Bieber seeks damages in excess of $680,000, the reinstatement of his 250,000 stock options at the exercise price specified in the employment agreement, an unspecified amount of contingent compensation and attorneys' fees and costs of suit. Harmony Pictures, Inc. denies that it has any liability to Mr. Bieber and intends to continue its vigorous defense of the lawsuit.

Item 2.           Changes in Securities.

                  (c) On November 5, 1998, the Company approved the sale of approximately 269,231 shares of common stock to CBC at a price of $1.30 per share which was the average closing price of the Company's common stock over the preceding ten day period. No underwriting commissions or discounts were paid with respect to this issuance. The proceeds were used by the Company for working capital purposes.

                  The above issuance was made in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended (the "Act"), which provides an exemption for transactions not involving a public offering. The purchaser of the securities described above acquired it for its own account and not with a view to any distribution thereof to the public. At its issuance, the foregoing securities were restricted as to sale or transfer, unless registered under the Act, and a certificate representing such securities contained a restrictive legend, stating that the securities were not to be offered, sold, or transferred other than pursuant to an effective registration statement under the Act, or an exemption from such registration. In addition, the recipient of such securities received or had access to material information concerning the Company, including but not limited to the Company's reports on Form 10-K, Form 10-Q and Form 8-K, as filed with the Securities and Exchange Commission.

Item 3.           Defaults Upon Senior Securities.

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Not applicable.

Item 5.           Other Information.

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  27.1     Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on May 14, 1999.

                                            HARMONY HOLDINGS, INC.


                                   BY:   /s/ James G. Gilbertson
                                         ---------------------------------------
                                         James G. Gilbertson
                                   ITS:  Chief Operation Officer and
                                         Chief Financial Officer