Form 10-K
period 1999-06-30
HARMONY HOLDINGS INC
filed 1999-09-28
CIK 878246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year ended June 30, 1999; or

[-] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ______ to ______


                         Commission File Number 1-19577


                             HARMONY HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                  95-4333330
--------------------------------------    --------------------------------------
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)

      5501 Excelsior Boulevard
    Minneapolis, Minnesota 55416                          55416
--------------------------------------    --------------------------------------
  (Address of Principal Executive                       (Zip Code)
            Offices)

         Registrant's Telephone Number, Including Area Code:(612) 925-8840.

Securities Registered Pursuant to Section 12(b) of the Act: NONE
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.01 par value(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price of Registrant's Common Stock as reported on the OTC Bulletin Board as of September 21, 1999) was approximately $1,578,159.

There were 7,506,660 shares of Registrant's Common Stock issued and outstanding as of September 21, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

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

         This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to, statements related to industry trends and the future growth in the markets of television commercial and music video production; the Company's strategies for restructuring its operations and implementing its business plan; the Company's efforts to secure and protect its proprietary rights; the effect of GAAP accounting pronouncements on the Company's recognition of revenues; the effect of the Year 2000 Issue on the Company's operations; the availability of future rental space; and the sufficiency of the Company's capital resources. Discussions containing forward-looking statements may be found in "Business" (which includes "Risk Factors"), "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risk factors on pages 7 through 11, among other things, should be considered in evaluating the Company's prospects and future financial performance.

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         Harmony Holdings, Inc. was incorporated under the laws of the State of Delaware on August 5, 1991. To date, the Company has conducted its operations through various subsidiaries, which subsidiaries in turn operate one or more wholly owned subsidiaries. As of the date of this report, the Company's principal wholly-owned subsidiary is The End, Inc. The Company also holds a 49% ownership interest in Curious Pictures Corporation, with the remaining 51% interest of

Curious Pictures Corporation being owned by Children's Broadcasting Corporation d/b/a Intelefilm(sm)("iNTELEFILM"), the Company's largest shareholder. Unless the context indicates otherwise, all references to the "Company" are to Harmony Holdings, Inc. and all of the direct and indirect majority-owned subsidiaries of Harmony Holdings, Inc. at the time of reference. For periods after August 1, 1999, the reference to the "Company" does not include Curious Pictures Corporation, a 49% owned subsidiary of Harmony Holdings, Inc.

         The Company's principal executive offices are located at 5501 Excelsior Boulevard, Minneapolis, Minnesota 55416. Its telephone number is (612) 925-8840. However, the Company's principal production offices are located in Los Angeles and New York. See "Item 2. Properties."

         RECENT RESTRUCTURING OF OPERATIONS

         Until the end of the fiscal year ended June 30, 1998, the Company operated through four principal subsidiaries. Three of these principal subsidiaries, Harmony Pictures, Inc. f/k/a Chemistry Pictures ("Harmony Pictures"), The End, Inc. ("The End"), and The End (London), Ltd., were wholly-owned subsidiaries, and the fourth subsidiary, Curious Pictures Corporation ("Curious Pictures"), was a 99% owned subsidiary. During the fiscal year ended June 30, 1998, the Company initiated a company-wide reorganization to relocate offices, consolidate financial and accounting functions, and otherwise restructure the operations of the Company. As part of its reorganization, since the beginning of the fiscal year ended June 30, 1999 ("Fiscal 1999"), the Company has closed the operations of one of its principal subsidiaries and sold most of its interest in a second principal subsidiary.

         The subsidiary that the Company closed was Harmony Pictures. For the fiscal year ended June 30, 1998, Harmony Pictures incurred an operating loss of $1,625,000. When these losses continued into Fiscal 1999 (Harmony Pictures incurred an additional operating loss of $595,000 for the fiscal quarter ended September 30, 1998), the Company decided to discontinue the operations of Harmony Pictures, and to dissolve Harmony Pictures. The dissolution and winding up of Harmony Pictures was initiated and completed during Fiscal 1999.

         In furtherance of the Company's restructuring, on July 23, 1999, effective July 1, 1999, the Company sold 90% of the issued and outstanding shares of capital stock of The End (London), Ltd, to Julia Reed, the executive producer. The Company retained all rights to The End (London) name and logo. In connection with the sale of stock, the Company and Ms. Reed entered into an agreement granting Ms. Reed the right to purchase the remaining 10% equity interest in The End (London) for approximately $803,000. The End(London) is now known as the Harry Nash Film Productions, Ltd.

         RESOLUTION OF CURIOUS PICTURES CORPORATION'S OPTION AND SHARE TRANSFER AGREEMENT.

         During December 1996, the Company entered into an Option and Share Transfer Agreement ("Option Agreement") with the four principals of Curious Pictures ("Curious Management"). Under the Option Agreement, Curious Management received 1% of the issued and outstanding stock of Curious Pictures. In addition, Curious Management also had the right, based upon Curious Pictures reaching certain net income levels, to receive additional shares of Curious Pictures up to an additional 50%. As of December 31, 1998, based on the results of operations of Curious Pictures, it was agreed by all parties, including the Company, that Curious Management's rights to purchase the 50% equity interest had fully vested and were exercisable for consideration totaling $50. If Curious Management exercised their rights under the Option Agreement, they would become a majority shareholder in Curious Pictures leaving the Company with no control over the operation or finances of Curious Pictures, leaving the Company with no guarantee of ever receiving a return on its investment and still obligating the Company to provide financing to Curious Pictures.

         In an effort to preserve the Company's investment in Curious Pictures, effective August 1, 1999, the Company's largest shareholder, iNTELEFILM, purchased the stock purchase rights from Curious Management under the Option Agreement. After iNTELEFILM acquired the stock purchase rights from Curious Management, it exercised the stock purchase rights under the Option Agreement and acquired both the 1% interest owned by Curious Management and an additional 50% interest in Curious Pictures. As a result, the Company currently owns 49% of the outstanding stock of Curious Pictures and iNTELEFILM owns the remaining 51% of the stock.

         Concurrently with the foregoing purchase of stock by iNTELEFILM, the Company entered into a new five-year employment agreement with each of the four members of Curious Management. As part of the compensation to be paid to Curious Management, each member of Curious Management was granted the right to purchase from the Company 1 share (representing 1% of the capital stock of Curious Pictures) of the 49 shares (representing the remaining 49% equity interest of Curious Pictures owned by the Company) at the end of each employment year. As a result, if all of the members of Curious Management exercise all of the new options over the five-year term of their employment agreements, iNTELEFILM will own 51% of the Curious Pictures stock, Curious Management will collectively own 20%, and the Company will own the remaining 29%.

         Pursuant to that certain Curious Stock Agreement, effective as of August 1, 1999, between iNTELEFILM and Curious Management, the members of Curious Management were granted the right to sell to iNTELEFILM the shares of Curious Pictures that they earn from the Company (the put right), and iNTELEFILM obtained the right to purchase such shares from Curious Management (the call right). The price per share to be paid by iNTELEFILM to Curious Management for each share under the put and call rights is $96,774 per share.

CONTINUING OPERATIONS AFTER REORGANIZATION

         As a result of the closure of Harmony Pictures, the sale of The End (London) Ltd., and the decrease in the Company's ownership interest in Curious Pictures, the Company's future operations will be conducted solely through The End, Inc. (and the subsidiaries of The End, Inc.), and the Company's principal source of revenues during the current fiscal year ending June 30, 2000 ("Fiscal 2000") will be derived from the operations of The End, Inc. Although the Company does not currently expect that its operating relationship with Curious Pictures will materially change as a result of the decrease in its equity ownership of Curious Pictures, the revenues and expenses of Curious Pictures will no longer be reflected on the consolidated financial statements of the Company in the future. As a 49% owner of Curious Pictures, commencing in Fiscal 2000, only 49% of any income/loss generated by Curious Pictures will be reflected on the

Company's financial statements. During Fiscal 1999, The End, Inc. generated revenues of $35,050,000 and income from production (gross profit from productions less production subsidiary selling and general and administrative expenses) of $605,000, whereas Curious Pictures generated revenues of $18,169,000 and income from production of $1,104,000.

         The Company has experienced substantial change in the past year in an effort to strengthen its financial position. Although these changes have curtailed external growth plans for the immediate future, the Company believes The End is positioned to experience internal growth during the next year. While certain divisions curtailed operations, The End was able to sign several new and prominent commercial directors as well as establish improved facilities in Los Angeles and New York. It is the Company's belief that these changes strengthen the outlook for improved revenue and production income at The End. The Company will continue to monitor the progress of The End in relation to the changes made in the preceding year. External growth of the Company may occur if either The End's operations exceed expectations thus supplying the necessary working capital or iNTELEFILM provides additional working capital to the Company.

SUMMARY DESCRIPTION OF BUSINESS

         The Company's primary business during the past few years and its on-going business continues to be the production of television commercials. The expertise, reputation and creative vision of the commercial director roster and ability of the production company to deliver the commercial in an efficient manner defines the production company's role. The Company's customers are typically advertising agencies acting on behalf of a television advertiser. The Company maintains excellent relationships with many of the major advertising agencies.

         The Company currently has a roster of approximately 20 directors with specialties in varied advertising categories.

         The Company continues to maintain relationships with its advertisers. The Company primarily produces commercials for national advertisers. During fiscal 1999, such advertisers included Nike, Gatorade, Coca-Cola, Miller Lite, Mitsubishi, Gateway, Canon and Seiko.

COMMERCIAL TELEVISION PRODUCTION INDUSTRY

         Traditionally, the Company's marketing efforts have focused on national and multi-national advertisers, national network commercials and higher budget commercials. Nationally, the advertising and commercial production industry has experienced an increase in the number of markets for television commercials. Generally, the Company's budgeted price for a commercial ranges from $100,000 to $400,000 and occasionally in excess of $1,000,000.

         The Company's services are marketed by a staff of sales representatives who seek out available commercial projects suitable for the Company's commercial directors. These efforts are usually directed towards advertising agencies located in New York, Los Angeles, Chicago, Detroit, Dallas, San Francisco, Minneapolis and other regional markets.

         Sales personnel hired by the Company work exclusively for the Company out of offices located in Los Angeles and New York. The Company also employs independent sales representatives on a select basis. The Company is seeking to coordinate its sales efforts in a more efficient manner to enhance revenues.

         To sell the commercial director's work, the sales staff uses the commercial director's reel as its primary tool. This reel is a visual "resume" containing samples of a particular director's work demonstrating the director's creativity and experience. These reels are consistently updated and provided to the ad agencies who generally act as the decision maker.

         The Company also advertises in trade publications and has sponsored agency events on an occasional basis to maintain visibility among advertisers and advertising agencies and to publicize specific information such as additions to the directorial roster, completion of a significant commercial, or the recognition of awards and achievements.

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

FINANCING THE PRODUCTION OF COMMERCIALS

         Ad agencies award jobs to commercial production companies with an accompanying bid. The award bid contains all of the costs associated with that particular commercial and is broken down into direct costs of production, director's fees, insurance and the production company's fee. The production company and the producer of the commercial carefully monitor costs throughout the filming process. The pre-approved bid is often altered during filming due to agreed upon new creative options or unexpected occurrences such as inclement weather. When this occurs, and the project costs exceed the original budget, the increased cost is paid for by the agency and its client.

         In most circumstances, the Company bills the advertising agency for 33%-70% of the entire budget as stated in the bid, to be paid in advance or on the first day of principal photography. The remainder of the contract price is generally paid in one or more installments by the agency within 30 to 120 days after completion of principal photography. Traditionally, the accounts receivable have been extremely well managed with write-offs being less than 2% of all business.

MUSIC VIDEOS

         A small percentage of the Company's business is derived from the production of music videos. The production cycles for music videos is similar to that of television commercials, but the budgets are generally smaller, ie. $50,000 to $100,000. The client for music videos is usually the record company or the performer directly.

EMPLOYEES

         As of September 1, 1999, the Company employed 29 persons on a full-time basis. Additionally, the Company has approximately 20 directors of commercials under contract, most of whom are independent contractors, and 6 salespersons, some of whom are independent contractors. Of such persons, 3 are officers or other senior executives of the Company. The Company does not anticipate any further material change in the number of its full-time employees in the near future. None of the Company's full-time employees are represented by a labor union and the Company believes that it has good relationships with its employees.

         The Company, through certain of its subsidiaries, is a party to collective bargaining agreements with the Directors Guild of America, Screen Actors Guild and the International Alliance of Theatrical Stage Employees. Other than these collective bargaining agreements, the Company is not a party to any collective bargaining agreements. It is possible that some of the Company's future business activities will be affected by the existence of collective bargaining agreements because many of the performing artists and technical personnel, such as cameramen and film editors, that it employs on a free-lance basis are members of unions who are parties to collective bargaining agreements. The extent to which collective bargaining agreements may affect the Company in the future is not determinable. Industry strikes in the future by members of these unions could cause delays or disrupt the Company's activities.

COMPETITION

         The television commercial production industry is a highly fragmented multi-billion dollar industry, with most of the Company's competitors being relatively small operations. iNTELEFILM, the Company's largest shareholder, is also in the business of television commercial production and may compete with the Company. The Company believes that its large director roster with its range of creative ability, expertise and wide experience coupled with the Company's reputation and advertising agency relationships, provide the Company with a competitive edge in its current markets.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         The Company believes that its success is heavily dependent upon its proprietary rights. To protect its proprietary rights the Company relies on a combination of copyright, trade secret and trademark laws as well as nondisclosure and other contractual restrictions. The Company currently holds the rights to various servicemarks, including the following: Harmony Holdings; The End; Beginning Entertainment; The Moment Films, Inc.; Gigantic Entertainment; and Serial Dreamer Films, Inc.

         Applications are pending in the Patent and Trademark Office to register each of the above service marks.


RISK FACTORS

         SIGNIFICANT LOSSES; NEGATIVE CASH FLOW FROM OPERATIONS; WORKING CAPITAL DEFICIENCY; NEGATIVE STOCKHOLDERS' EQUITY; MODIFIED REPORT OF ACCOUNTANTS For the fiscal years ended June 30, 1998 and 1999, the Company had net losses of $4,489,000 and $8,395,000 and negative cash flow from operations of $1,156,000 and $2,726,000, respectively. In addition, as of June 30, 1999, the Company had a working capital deficiency of $4,990,000 and stockholders' deficit of $4,281,000. As a result, the Company's independent certified public accountants have modified their report on the Company's financial statements Fiscal 1999 and have raised substantial doubt as to the Company's ability to continue as a going concern. Although the Company has completed its reorganization and believes that it has corrected many of the problems that caused these recent losses, there can be no assurance that the Company will be able ever operate profitably in the future. Furthermore, if the Company is unable to solve its current financial difficulties, the Company may have to cease operations or otherwise be liquidated.

         THE COMPANY MAY BE UNABLE TO REPAY ITS INDEBTEDNESS The Company has obtained a line of credit that is secured by all of the Company's assets. As of June 30, 1999, the outstanding balance of the credit facility was $2,469,000. The lender under the credit facility can accelerate the payment date of the credit facility if the Company is in violation of any of its loan covenants, including the requirement that the Company maintain a minimum stockholders equity of $3,000,000 and repayment of its debt to iNTELEFILM. The Company currently is in default of these covenants. Although the lender under the credit facility has waived these covenants default as of June 30, 1999, the lender may not waive any future defaults. The Company does not currently expect that it will be able to meet the $3,000,000 stockholders equity requirement in the near future and has made subsequent repayment to iNTELEFILM. Should the lender not waive any defaults in the future, the lender could declare the loan immediately due and payable and commence foreclosure proceedings against the Company's assets if the Company is unable to repay the entire amount of the loan. In addition to the foregoing secured loan, as of August 31, 1999 the Company had borrowed $2,280,000 from iNTELEFILM. The iNTELEFILM bears interest at a rate of 14% per annum and is due and payable on demand. No assurance can be given that the Company will be able to repay the iNTELEFILM loan when such loan is declared to be due and payable.

         NEED FOR ADDITIONAL FUNDS AND NO ASSURANCE OF AVAILABLE FINANCING. During the past two fiscal years, the Company has not generated positive cash flow from operations. The Company's capital needs have recently been met by loans it has obtained under its credit facility and from loans made to it by iNTELEFILM, the Company's majority stockholder. The Company may need to raise additional debt or equity funds to repay its currently outstanding loans and to fund its future operations. There can be no assurance that iNTELEFILM will make any additional loans to the Company or that additional debt or equity financing will be available from third party sources on terms favorable to the Company, or at all. If adequate funds are not available or not available on acceptable terms, the Company may not be able to fund its business plan, repay its current loans or further develop its business. Any such inability would have a material adverse effect on the Company's business, results of operations and financial condition.

         VOLATILITY OF STOCK PRICE. The Company's Common Stock has experienced significant price volatility and such volatility may continue to occur in the future. Factors that could affect the trading price of the Common Stock include variations in quarterly results of operations, announcements of new projects by the Company or its competitors, developments or disputes with respect to proprietary rights, general trends in the industry, overall market conditions and other factors. In addition, the stock market historically has experienced extreme price and volume fluctuations, which at times have been unrelated or disproportionate to the operating performance of certain companies. These market fluctuations may adversely affect the market price of the Common Stock.

         THE COMPANY'S COMMON STOCK IS THINLY TRADED, CREATING POSSIBLE LIQUIDITY PROBLEMS FOR SHAREHOLDERS WHO SEEK TO SELL. In February 1999, the Company's common stock was removed from listing on the Nasdaq SmallCap Market and currently trades on the OTC Bulletin Board. The trading volume of stock on the OTC Bulletin Board tends to be less regular than on other markets, which irregular trading can create a difficulty for shareholders seeking to sell their shares. Accordingly, no assurance can be given that the common stock will ever be actively traded on the OTC Bulletin Board market or that, if active trading does develop, it will be sustained.

         TELEVISION COMMERCIAL DIRECTORS AND OTHER KEY PERSONNEL COULD LEAVE THE COMPANY, IMPAIRING ITS DEVELOPMENT AND PROFITABILITY. The Company believes that its development and ability to operate profitably in the television commercial production industry depend on the hiring and continued engagement or employment of television commercial directors and other key personnel. While the Company has entered into various agreements with such persons, there can be no assurance that the Company will be able to retain such talent or that such talent will fulfill their obligations to the Company. Such persons could leave the Company and compete against the Company in the industry.

         COMPETITION; CHANGING TECHNOLOGIES AND TRENDS. Although the Company believes that it is a major competitor in a highly fragmented industry, the Company faces stiff competition from many qualified commercial production companies and directors. The Company does not have any long-term contracts and must continually bid on new projects to generate revenues and support its overhead expenses. As a result, the Company must continually compete with its competitors for additional revenues. In addition, the demand for directors with certain talents in the commercial industry continually change reflecting changes in marketing styles, and technological changes, such as computer enhancements and other technical advances, also change the type of commercial directors that are in demand for producing television commercials. Unless the Company is able to continuously hire directors with the talents that are demanded by its advertisers, the Company's business and operations will be adversely affected. No assurance can be given that the Company will have the talent that is required to be able to successfully bid on the number of television commercials that are required for the Company to continue its operations.

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

         YEAR 2000 COMPLIANCE NON-COMPLIANCE MAY NEGATIVELY AFFECT THE COMPANY. The term "Year 2000" is used to describe general problems that may result from improper processing of dates and date-sensitive calculations by computers or other machinery as the Year 2000 is approached and reached. This problem stems from the fact that many of the world's computer hardware and software applications have historically used only the last two digits to refer to a year. As a result, many of these computer programs do not or will not properly recognize a year that ends with "00." If not corrected, this could result in a system failure or miscalculations which may cause disruptions in operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

         To operate the Company's business, the Company relies on certain information technology ("IT") and non-technology systems, including production, payroll, accounts payable, banking and general ledger systems. The Company does not maintain any propriety IT systems and has not made any modifications to any of the other IT systems provided to the Company by outside vendors. We have hired an outside IT consultant to access the readiness of our hardware and software. This assessment has been completed and it is anticipated that remediation needed to bring any of the Company's systems into compliance will be completed by October 31, 1999.

         The Company also relies upon certain suppliers and service providers, over which the Company can assert little control. The Company has contacted critical suppliers and service providers to access the readiness of such parties and to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. To date, ongoing communications with these parties have not brought to the Company's attention any material noncompliance issues.

         The Company believes that based upon the results of its assessment, any future expenses that may be incurred will not have a material adverse effect on the Company's business, operating results or financial conditions.

         The Company recognizes that Year 2000 issues constitute a material known uncertainty. The Company also recognizes the importance of ensuring that Year 2000 issues will not adversely affect its operations. The Company believes that the processes described above will be effective to manage the risks associated with the problem. However, we cannot assure you that the processes can be completed on the timetable described above or that remediation will be fully effective. The failure to identify and remediate Year 2000 issues, or the failure of key suppliers and service providers or other critical third parties who do business with the Company to timely remediate their Year 2000 issues could cause an interruption in the Company's business operations. At this time, however, we do not possess information necessary to estimate the overall potential financial impact of Year 2000 compliance issues.

         Specific risks the Company may face with regard to Year 2000 issues include the inability of its suppliers and service providers to achieve Year 2000 readiness which could result in delayed production schedules and may materially adversely affect the Company's business, operating results and financial condition. The most likely worst case scenario is that the Company would be unable to produce television commercials due to disruptions in the functioning of its production equipment. The Company's failure to produce television commercials would result in reduced revenues and cash flows during the period of disruption and could materially adversely affect its business, operating results and financial condition.

         The Company recognizes the need for Year 2000 contingency plans in the event that remediation is not fully successful or that the remediation efforts of the Company's vendors, suppliers and service providers are not timely completed. The Company is currently finalizing its Year 2000 contingency plans.

         SPECIAL NOTE REGARDING THE COMPANY'S FORWARD LOOKING STATEMENTS. Some of the information in this document may contain forward-looking statements. You can identify such statements by noting the use of forward-looking terms such as "believes," "expects," "plans," estimates," and other similar words. Risks, uncertainties or assumptions that are difficult to predict may affect such statements. The risk factors presented above and other cautionary statements could cause our actual operating results to differ materially from those expressed in any forward-looking statement. The Company cautions readers of this document to keep in mind these risk factors and other cautionary statements and to refrain from placing undue reliance on any forward-looking statements, which speak only as of the date of this document.

ITEM 2. PROPERTY

PROPERTIES AND FACILITIES

         The Company's executive offices are located at 5501 Excelsior Boulevard, Minneapolis, Minnesota. The facility is shared with iNTELEFILM and Media Management, L.L.C., ("MMLLC"), a management company owned by Messrs. Dahl and Perkins, each of whom is a director of the Company. The Company pays MMLLC a monthly fixed amount for providing administrative, legal, financial and accounting services to the Company. The fixed amount includes the rent for the executive offices of the Company. See "Item 13. Certain Relationships and Related Transactions"

         As of September 1, 1999, the Company currently leases office facilities at the following locations, for the purposes of conducting its television commercial and music video production business:

         The End, Inc.'s California facility is located at 433 South Beverly Hills Drive in Beverly Hills, California. The lease is for ten years ending in October 2008 at a monthly rate of $21,909. The End, Inc.'s current New York facility is located at 75 Varick Street, New York, New York and is shared with Populuxe Pictures, Inc., a subsidiary of iNTELEFILM. The lease is for ten years ending in August 2009 at a monthly rate of $9,282 of which Populuxe Pictures, Inc. pays $3,094.

         The Company leases office space located at 420 South Beverly Hills Drive in Beverly Hills, California on a month to month basis at a monthly rate of $1,950.

         The Company also leases storage facilities in New York, New York and Los Angeles, California.

         The various leases listed above range in size from approximately 2,000 square feet to approximately 20,000 square feet. There can be no assurance that the current facilities will be adequate to meet the Company's future capacity needs.

ITEM 3. LEGAL PROCEEDINGS

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

         Mr. Bieber alleges that the defendants, by terminating his employment agreement before December 31, 2000, breached his agreement. Mr. Bieber also alleged that defendants slandered and libeled him with reference to the circumstances relating to his termination. The court has dismissed the slander and libel claims and has dismissed all claims against Harmony Holdings, Inc. On his remaining breach of contract claim and labor code claims, Mr. Bieber seeks damages in excess of $680,000, the reinstatement of his 250,000 stock options at the exercise price specified in the employment agreement, an unspecified amount of contingent compensation and attorneys' fees and costs of suit. The Company has filed an answer denying any liability and has filed a cross-complaint against Mr. Bieber for breach of contract and breach of fiduciary duty. The Company intends to vigorously defend the lawsuit. The Company does not believe this matter to be material.

         Except as described above, the Company is not a party to any other material legal proceedings. From time to time the Company is a party to litigation which is incidental to its business, including administrative proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Following the completion of the Company's initial public offering in November 1991, its Common Stock began trading on the Nasdaq Small Cap Market under the symbol "HAHO." In February 1999, the Company's common stock was removed from the Nasdaq SmallCap Market and currently trades on the OTC Bulletin Board under the same trading symbol. The following table sets forth the high and low closing (or trade) price per share of the Common Stock for the fiscal periods indicated, as provided to the Company The Nasdaq Stock Market and the OTC Bulletin Board.


Fiscal Year - 1998              High             Low
Quarter Ended                   Trade           Trade
-------------                   -----           -----
September 30, 1997              $2.31           $2.19
December 31, 1997                2.00            2.00
March 31, 1998                   1.50            1.25
June 30, 1998                    1.63            1.63

Fiscal Year - 1999              High             Low
Quarter Ended                   Trade           Trade
-------------                   -----           -----
September 30, 1998               1.66            1.00
December 31, 1998                1.44            1.16
March 31, 1999                   1.50            1.00
June 30, 1999                    1.06             .88

         The quotations may include inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         On September 21, 1999, the closing price was $.47. As of such date, the Company estimates there were approximately 46 registered holders of record of the Common Stock.

DIVIDEND POLICY

         The Company has not declared or paid any cash dividends on its Common Stock during any period for which financial information is provided in this Annual Report on Form 10-K. Under the terms of the Company's revolving line of credit, the Company currently is prohibited from paying dividends on its Common Stock. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future even if such payment were permitted under the revolving line of credit or if such restriction is otherwise no longer effective.


ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data of the Company is set forth below (000's omitted except for per share data). This selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

STATEMENT OF OPERATIONS DATA:

                                    6/30/99        6/30/98        6/30/97       6/30/96        6/30/95
                                ------------------------------------------------------------------------
Contract revenue                  $   66,340     $   53,355     $   64,831    $   60,415     $   61,227
Cost of production                    56,347         43,617         52,174        51,041         50,920
                                ------------------------------------------------------------------------

Gross profit                           9,994          9,738         12,657         9,374         10,307
Selling expenses                       3,377          2,729          3,238         3,001          2,808
General & administrative
 expenses                              6,635          8,032          6,105         5,627          5,992
                                ------------------------------------------------------------------------

Income (loss) from productions           (18)        (1,022)         3,313           746          1,507
Subsidiary stock option
 compensation                          2,234            391             75            --             --
Corporate charges                      1,457          2,379          1,146         2,050          1,655
Depreciation and
 amortization                            882            700            620           564            528
Restructuring costs
 and impairment of assets              3,357             --             --            --             --
                                ------------------------------------------------------------------------

Income (loss)
 from operations                      (7,949)        (4,492)         1,472        (1,868)          (676)
Interest income (expense), net          (434)            25             40          (243)            (9)
                                ------------------------------------------------------------------------

Income (loss) before taxes        $   (8,383)    $   (4,467)    $    1,511    $   (2,111)    $     (685)
Income tax expense                        11             22            179            20             --

Net income (loss)                     (8,395)        (4,489)         1,332        (2,131)          (685)
                                ------------------------------------------------------------------------

Basic & diluted
 net income (loss) per share      $    (1.13)    $    (0.69)    $     0.20    $    (0.37)    $    (0.12)

Weighted average
 shares outstanding                    7,409          6,515          6,682         5,692          5,567


BALANCE SHEET DATA:

                                    6/30/99        6/30/98       6/30/97       6/30/96       6/30/95
                                  -------------------------------------------------------------------
Cash                              $    2,911     $    3,834    $    2,355    $      447    $      230
Current assets                        10,713         12,008         9,505         4,986         7,707
Goodwill, net                            169          2,546         2,758         2,969         3,181
Total assets                          14,121         16,927        14,505         9,687        12,955
Current liabilities                   15,703         12,698         6,748         5,382         6,196
Subordinated notes payable                --             --            --            --           385
Total liabilities                     15,703         12,698         6,748         5,382         6,581
Minority interest                      2,700            466            75            --            --
Stockholders' equity (deficit)    $   (4,281)    $    3,763    $    7,682    $    4,304    $    6,374

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive pricing and such other risks and uncertainties as are described in this report on Form 10-K and other documents previously filed or hereinafter filed by the Company from time to time with the SEC.

         Overview

         During the fiscal year ended June 30, 1999, the Company operated through four major groups, or divisions. Each division consisted of one of the Company's subsidiaries, which subsidiary in turn may operate one or more of its own subsidiaries. The four principal subsidiaries that represented the major operating divisions were The End, The End (London), Curious Pictures, and Harmony Pictures.

         During the second quarter of fiscal year 1999, the Company discontinued the operations of Harmony Pictures. The three remaining principal subsidiaries continued to be fully operational throughout the fiscal year.

Results of Operations:

YEAR ENDED JUNE 30, 1999 AS COMPARED WITH YEAR ENDED JUNE 30, 1998

         For the year ended June 30, 1999, contract revenues increased by 24% or $12,985,000 to $66,340,000 from $53,355,000 for the year ended June 30, 1998.
This increase in revenue represents revenue increases of $7.5 million by The End (London), $4.6 million by Curious Pictures, and $10.1 million by The End. These increases were due primarily to the improved resources with which the subsidiaries were able to attract and retain directors. The increase in revenues at these divisions more than offset the decrease in revenues due to the discontinuance of Harmony Pictures. Revenue at Harmony Pictures decreased $9.0 million during the year ended June 30, 1999. As mentioned above, the Company discontinued the operations of Harmony Pictures during the second quarter of fiscal year 1999.

         Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials and music videos including film, crews, location fees and commercial directors' fees. Cost of production as a percentage of revenues increased from approximately 82% to 85% the fiscal year ended June 30, 1999 compared to fiscal year 1998. As a result of the increase in the cost of production, gross margins as a percentage of revenues decreased from 18% for the year ended June 30, 1998 to 15% in the year ended June 30, 1999. This decrease in gross margins is due in part to the higher costs of production at The End(London) and Harmony Pictures, 91% and 88%, respectively. Additionally, the addition of several new directors throughout the year led to the submission of lower bids by the Company than the previous year in an attempt to increase operating revenues and to gain work for newly signed directors. The Company believes the cost of production as a percentage of revenue will decrease as new directors become more established.

         Selling expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of production contracts. These expenses increased in conjunction with the increase in revenues. Selling expenses totaled $3,377,000 in the fiscal year ended June 30, 1999 compared to $2,729,000 in the prior fiscal year, an increase of 24%.

         General and administrative expenses consist of overhead costs such as office rent and expenses, general and administrative payroll, and related items. General and administrative expenses decreased $1,397,000 in fiscal year 1999 to $6,635,000 as compared to $8,032,000 for fiscal year 1998. These expenses decreased 17% due in part to the cessation of operations at Harmony Pictures. General and administrative expenses at Harmony Pictures decreased $1.5 million during fiscal year 1999 due to the discontinuation of its operations, while these expenses increased slightly at the remaining three divisions.

         Stock option compensation expense reported during the year ended June 30, 1999 was $2,234,000, an increase of $1,844,000 over the fiscal year ended June 30, 1998. This expense represents a non-cash charge resulting from certain managers of Curious Pictures earning stock options of Curious Pictures under a December 15, 1996 agreement between the Company and the managers. Effective August 1, 1999, this option agreement was purchased by iNTELEFILM. The cumulative amount of compensation expense recognized related to this agreement is $2,700,000 and is reflected as a minority interest in Curious Pictures on the accompanying balance sheet.

         Corporate charges decreased $922,000 or 39% from $2,379,000 in fiscal year 1998 to $1,457,000 in fiscal year 1999. This decrease is due primarily to the consolidation of the corporate offices in Minneapolis, which include the executive, accounting, and legal staff.

         Depreciation and amortization expense increased in the fiscal year 1999 by $182,000 or 26% compared to fiscal year 1998. Although there has been an overall increase of this expense over the year, depreciation and amortization expense decreased in the last two quarters due to the disposal of depreciable assets and the impairment of goodwill resulting from the discontinuance of operations of Harmony Pictures.

         Upon reaching the decision to discontinue the Harmony Pictures division, management determined that the goodwill associated with the division was fully impaired. Accordingly, an impairment charge of $2,215,000 was recognized in the second quarter of fiscal 1999. Other restructuring costs of $1,142,000 were also recognized on the accompanying income statement. The restructuring costs relate to the incremental costs of discontinuing the division and include severance payments, contract buyouts, lease obligations, non-refundable prepayments, and general office shut down logistics.

         Interest income decreased $71,000 and interest expense increased $389,000 during fiscal year 1999 compared to fiscal year 1998, as a result of increased borrowings by the Company under its credit facility entered into with Freemont, as well as the interest incurred as a result of borrowings from iNTELEFILM.

         Income tax expense decreased $11,000 from $22,000 in fiscal year 1998 to $11,000 in fiscal year 1999. The Company's effective income tax rate varied from the statutory federal tax rate as a result of state taxes and an increase in the valuation allowance booked against the deferred tax asset. A valuation allowance has been established for the full amount of the Company's net deferred tax asset, as the Company cannot determine that it is more likely than not that the deferred tax assets (primarily net operating loss carryforwards) will be realized. During the year ended June 30, 1999, the Company's effective income tax rate varied from the statutory federal tax rate as a result of state taxes, an increase in the valuation allowance booked against the deferred tax asset, and stock option compensation and goodwill impairment which generated no current tax benefit.

         The Company as a whole incurred net losses of $8,395,000 during the fiscal year ended June 30, 1999. The losses for the year include the restructuring and asset impairment costs totaling $3,357,000 related to the discontinued operations of Harmony Pictures and the non-cash stock option compensation expense of $2,234,000 related to the Curious Pictures option agreement.

YEAR ENDED JUNE 30, 1998 AS COMPARED WITH YEAR ENDED JUNE 30, 1997

           For the year ended June 30, 1998, contract revenues decreased by 18% or $11,476,000 to $53,355,000 from $64,831,000 for the year ended June 30, 1997.
Included in revenues for the period ended June 30, 1997 were revenues of $928,000 from unprofitable operations that have since been terminated. Accordingly, revenues from comparable operations, excluding those from ceased operations decreased $10,548,000. The decrease in contract revenues was primarily attributable to the loss of one director (who left The End on July 1, 1997) who billed in excess of $10,000,000 in contract revenues during his last year with The End. The End has subsequently replaced this director, but contract revenues decreased $4,558,000 during the year ended June 30, 1998. Additionally, Harmony Pictures terminated the services of one internal sales representative in September 1997 and did not replace him until December 1997. Contract revenues at Harmony Pictures decreased $9,544,000 during the year ended June 30, 1998 compared to the year ended June 30, 1997. Contract revenues at Curious Pictures increased $74,000 and contract revenues at the new subsidiary, The End (London), increased $3,501,000 during the year ended June 30, 1998 compared to the year ended June 30, 1997.

Cost of production for the year ended June 30, 1998 decreased by 16% or $8,557,000 to $43,617,000 from $52,174,000 for the year ended June 30, 1997.
Expressed as a percentage of revenues, cost of production was 82% for the year ended June 30, 1998 compared with 80% for the year ended June 30, 1997 and resulted in gross profit percentages of 18% and 20% respectively. As part of the overall plan to increase the revenues at Harmony Pictures, the subsidiary has prepared bids with lower margins in order to regain business, which has contributed to the 2% decline in gross profit percentages.

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

General and administrative expenses for the year ended June 30, 1998 increased to $8,032,000 from $6,105,000 for the year ended June 30, 1997, representing an increase of $1,927,000 or 32%. Of the increase in general and administrative expense, $367,000 was attributable to The End (London), a new subsidiary in London, England, and $258,000 was due to the opening of a new San Francisco office for Curious Pictures. As the Company changed its accounting function from a centralized system to a decentralized system in which each of the Company's subsidiaries maintains its own account systems and accounting staff, general and administrative expenses at the divisions increased. Additionally, personnel changes at The End and Harmony Pictures attributed to this increase.

Stock option compensation expense reported during the year ended June 30, 1998 was $391,000, and increase of $316,000 over the fiscal year ended June 30, 1997. This expense represents a non-cash charge resulting from Curious Management earning stock options of Curious Pictures under December 15, 1996 the share transfer agreement between the Company and Curious Management.

Corporate charges increased $1,233,000 from $1,146,000 for the year ended June 30, 1997 to $2,379,000 for the year ended June 30, 1998. A portion of this increase was due to the Company's recognition of $550,000 of corporate reorganization costs during the year ended June 30, 1998. These one-time costs were incurred in conjunction with a company-wide reorganization in which substantially all of the Company's executive officers were changed, including its principal financial and accounting officers. In addition the Company changed its accounting function from a system in which all financial information was collected in central location to a decentralized system in which each of the Company's subsidiaries maintains its own accounting systems and account staff. During the year ended June 30, 1998, there were, to some extent, duplicate corporate expenses due to the management functions performed in both Minnesota and Los Angles. Certain of the Company's new officers and directors operate from offices in Minnesota. Management sublet the former corporate office in Los Angeles and eliminated eight corporate staff members.

Depreciation and amortization expenses increased for the year ended June 30,1998 to $700,000 from $620,000 for the year ended June 30, 1997, and increase of $80,000 or 13%. This change is due to the increase in depreciable assets. The Company did not recognize any expense relating to abandoned projects, litigation expense, or severance salaries during the year ended June 30, 1998, thereby reflecting an aggregate decrease of $1,038,000 compared to the year ended June 30, 1997.

Interest income overall, increased for the year ended June 30, 1998 to $125,000 from $79,000 for the year ended June 30, 1997, representing an increase of $46,000 or 58%. In January 1998, the Company entered into a $650,000 note receivable agreement with iNTELEFILM, who owned 44% of the Company's common stock as of June 30, 1998. Pursuant to the note, the Company remitted $611,000 of proceeds to iNTELEFILM and applied the remaining $39,000 of the note balance to a loan fee for the note origination. Interest was accrued at 15%. The note was repaid in full with two installments (May 1998 and June 1998).As of June 30, 1998, the Company had a $235,000 note receivable from a former CEO of the Company. The note bore interest at a variable rate (10% at June 30,1998) and was subsequently repaid in full in September 1998. Because of these two notes, interest income increased $79,000 while other interest income decreased $33,000 due to less cash held in short term investments compared to the prior year. Interest expense increased for the year ended June 30, 1998 to $99,000 from $39,000 for the year ended June 30, 1997, representing an increase of $60,000 due to increased borrowings under the line of credit.

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

The Company recognized a net loss of $4,489,000 for the year ended June 30, 1998 compared to net income of $1,332,000 for the year ended June 30, 1997,representing a decrease in net income of $5,821,000.

    New Accounting Pronouncements:

         Statement of Financial standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) issued by the FASB is effective for financial statements with fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (I) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income for the period of change.

         Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity, as measured by its working capital, was a deficit of $4,990,000 at June 30, 1999 compared to a deficit of $689,000 at June 30, 1998.

         Consolidated cash was $2,911,000 at June 30, 1999 and $3,834,000 at June 30, 1998, a decrease of $923,000.

         Cash used in operating activities for the year ended June 30, 1999 was $2,726,000. Accounts receivable at June 30, 1999 decreased $566,000 from June 30, 1998, and other assets at June 30, 1999 increased $996,000 from June 30, 1998. Accounts payable at June 30, 1999 increased $32,000 from June 30, 1998, accrued expenses decreased $563,000 from June 30, 1998 to June 30, 1999, and deferred income increased $1,088,000 during that same period.

         During the year ended June 30, 1999, cash used in investing activities was $995,000. This represents cash used for capital expenditures incurred in the normal course of operations, less the payment of the note receivable received by the Company from a former officer.

         Cash provided by financing activities during the year ended June 30, 1999 was $2,798,000 which was provided through the cash borrowings from iNTELEFILM and the proceeds from the issuance of common stock to iNTELEFILM, net of the repayment of borrowings from iNTELEFILM.

         In July 1998, the Company replaced its then existing bank line of credit with an asset-based loan and security agreement with Heller Financial Services which was assigned to Freemont. This loan and security agreement provides for borrowings under a revolving line of credit with maximum availability of $4,500,000 based on acceptable accounts receivable, which line of credit bears interest at a variable rate (9.25% at June 30, 1999). The loan and security agreement requires the Company to comply with certain restrictive covenants, one of which is that the Company maintain a minimum shareholders' equity of $3,000,000. The Company has received a waiver of that covenant through June 30, 1999. This loan and security agreement is guaranteed by iNTELEFILM.

         As the Company's operations have not been able to support its working capital needs, iNTELEFILM, the Company's principal stockholder, has extended its undertaking to provide the Company with such funds as necessary to meet its working capital requirements through December 31, 1999. Such additional funds may be in the form of loans or the purchase of securities. In November 1998, iNTELEFILM made an equity investment in the Company of $350,000 by purchasing 269,231 shares of the Company's common stock for a price of $1.30 per share. INTELEFILM's ownership in the Company is now approximately 55.2%. Throughout November and December 1998, iNTELEFILM advanced the Company an aggregate of $875,000 as evidenced by four promissory notes, each due within 30 days of demand and each bearing interest at a rate of 14% per annum. Additionally, in January and February iNTELEFILM advanced the Company an aggregate of $2,375,000 as evidenced by 30-day demand promissory notes bearing the same terms described above. At June 30, 1999, advances totaling $2,729,000 remained outstanding. Subsequently, in August 1999, the Company repaid $500,000 of the iNTELEFILM loans, representing $451,000 of principal and $49,000 of related interest.

         In November 1998, management of the Company announced it had determined that it was in the best interest of the Company to discontinue the operations of the Harmony Pictures division. The division consists of Harmony Pictures, Inc., Melody Films, Inc., Lexington Films, Inc. and Pure Film, Inc. For the year ended June 30, 1998, those entities recorded revenues of $10,867,000 and an operating loss of $1,625,000. For the six months ended December 31, 1998, those entities recorded revenues of $1,855,000 and an operating loss of $812,000. An additional one-time restructuring expense of approximately $1,142,000 related to the discontinued operations of the division was recorded. Additionally, management determined that the goodwill associated with the division was fully impaired. Accordingly, an impairment charge equaling the net book value of the goodwill, $2,215,000 was recognized. It is management's belief that the discontinuance of operations at the Harmony Pictures division will aid the Company in meeting its working capital requirements in the future.

         For nominal consideration, effective July 1, 1999, the Company sold 90% of the issued and outstanding shares of capital stock of The End (London) to Julia Reed, the executive producer of The End (London). Prior to this sale, The End (London), was a wholly-owned subsidiary of the Company. For the fiscal year ended June 30, 1998 and 1999, The End (London) had gross revenues of $3,747,000 and $11,243,000, and net losses of $591,000 and $862,000, respectively. In connection with the sale of the stock, the Company and Julia Reed entered into an agreement granting Ms. Reed the right, under certain circumstances, to purchase the remaining 10% equity interest in The End (London) from the Company for approximately $803,000. The disposition of this subsidiary will relieve the Company of having to financially support this subsidiary.

                  Effective as of August 1, 1999, iNTELEFILM purchased the Option Agreement entered into by the Company and Curious Management dated December 15, 1996. Immediately following the purchase of the Option Agreement, iNTELEFILM exercised these options. iNTELEFILM also acquired a 1% equity interest owned by Curious Management that was conveyed to Curious Management upon signing the Option agreement. As a result of this transaction the Company currently owns 49% of the outstanding stock of Curious Pictures and iNTELEFILM owns 51% of the stock. Prior to the acquisition, the Company owned 99% of the outstanding shares of Curious Pictures, and Curious Management owned 1%. By having its interest in Curious Pictures reduced to below 50%, the Company will no longer recognize the revenues and expense of this subsidiary.

                  During the year ended June 30, 1999, the Company incurred a net loss of $8,395,000 and a cash flow from operations deficit of $2,726,000, resulting in a working capital deficit of $4,990,000 and an accumulated deficit totaling $20,038,000 at June 30, 1999. At this time the Company's only firm external financing resources are its existing asset based loan and security agreement with Freemont, its notes payable with iNTELEFILM which are due on demand, and iNTELEFILM's expressed intention to fund the Company's working capital needs through December 31, 1999. The asset based loan and security agreement requires that the Company maintain minimum stockholders' equity of $3 million which was not met by the Company for the majority of 1999. Freemont has waived this covenant up to June 30, 1999, however, no assurance can be given that the Company will meet this requirement in the future, that Freemont will grant future waivers, or that iNTELEFILM will not call its demand notes payable. Given these circumstances, and the possibility of future operating losses, the Company is at risk of losing its line of credit and may need to rely solely on iNTELEFILM until other financing options become available. Further, as no legally binding commitment for financing exists between the Company and iNTELEFILM, no assurance can be given that financing will be offered by iNTELEFILM or that said financing, if offered, will be in a form acceptable to the Company. Primarily as a result of these items, the Company's independent certified public accountants modified their opinion on the Company's 1999 Consolidated Financial Statements to contain a paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern. Management expects that the amount of cash required by operations will be substantially diminished as a result of the benefits derived from the discontinuation of Harmony Pictures and the sale of 90% of The End (London). Harmony Pictures and The End (London) incurred losses of $4,444,000 and $862,000 for the year ended June 30, 1999, respectively. This $4,444,000 loss of Harmony Pictures includes $3,357,000 of restructuring and impairment of asset charges recognized in connection with the closing of Harmony Pictures. Additionally, The End recorded revenues of $35,050,000 and income from production of $605,000 for the year ended June 30, 1999. Management will continue to seek waivers from Freemont. If waivers are granted and iNTELEFILM does not call its notes payable, management believes sufficient funds will be available to sustain operations. In the event that the Company is unable to maintain its current financing, the Company will need to obtain alternate financing. However, no assurance can be given that the Company will, in fact, be able to obtain alternate financing or that the terms of such financing will be favorable to the Company. In the event that the Company is unable to maintain its current financing or obtain alternative financing, the Company may have to take steps to further reduce its operating expenses, which may negatively impact the Company's operations.

         SEASONALITY AND INFLATION

         The Company does not believe inflation nor seasonality has affected the results of its operations and does not anticipate that inflation nor seasonality will have an impact on its future operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Inapplicable

         Interest Rate Risk

         The Company's interest rate risk results from short-term debt at fixed and variable rates, primarily fixed interest rate debt which is due on demand to a related party and a variable interest rate demand line of credit due to a finance company. As the Company's debt portfolio is short-term in nature, management's primary method to mitigate the impact of fluctuations in interest rates is to monitor credit availability and the Company's credit worthiness in an effort to ensure that the debt portfolio is competitively priced. The following table provides information about the Company's notes payable and line of credit and presents principal cash flows and current interest rates by expected maturity date.

                                                       Fair Value at
                                   Due on Demand       June 30, 1999
                                   -------------       -------------

Note payable to related party        $2,729,342         $2,729,342
Fixed interest rate                     14.0%

Line of Credit                       $2,468,527         $2,468,527
Variable interest rate                  9.25%


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             HARMONY HOLDINGS, INC.

                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                             JUNE 30, 1999 AND 1998

                             HARMONY HOLDINGS, INC.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Report of Independent Certified Public Accountants............................25


Consolidated Balance Sheets...................................................26


Consolidated Statements of Operations.........................................27


Consolidated Statement of Stockholders' Equity (Deficit)......................28


Consolidated Statements of Cash Flows.........................................29


Notes to Consolidated Financial Statements.................................30-44


Schedule II - Valuation and Qualifying Accounts...............................45

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Harmony Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Harmony Holdings, Inc. as of June 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1999. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harmony Holdings, Inc. as of June 30, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

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

BDO SEIDMAN, LLP


/s/BDO SEIDMAN, LLP


Milwaukee, Wisconsin
August 20, 1999, except for
Note 7 which is dated
September 27, 1999

HARMONY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                      JUNE 30, 1999    JUNE 30, 1998
------------------------------------------------------------------------------------------------------
     ASSETS (Note 7)
Current Assets:
     Cash and cash equivalents                                         $  2,910,618     $  3,834,023
     Accounts receivable - net of allowance for doubtful accounts
        of $253,381 and $43,717, respectively                             6,111,922        6,560,469
     Unbilled accounts receivable                                                --          327,475
     Other current assets (Note 4)                                        1,690,413        1,286,451
                                                                      --------------------------------
            Total current assets                                         10,712,953       12,008,418

     Property and equipment, at cost, net of accumulated
        depreciation and amortization (Note 3)                            2,629,521        2,123,412
     Goodwill, net of accumulated amortization of $81,250
        and $1,666,423                                                      168,750        2,545,885
     Other assets                                                           610,231          249,400
                                                                      --------------------------------

            Total assets                                               $ 14,121,455     $ 16,927,115
                                                                      ================================

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Accounts payable                                                  $  3,232,125     $  3,199,760
     Accrued liabilities (Note 6)                                         3,842,807        4,406,014
     Line of credit (Note 7)                                              2,468,527        2,750,000
     Notes payable to related party (Note 11)                             2,729,342               --
     Deferred income                                                      3,429,794        2,342,133
                                                                      --------------------------------

            Total current liabilities                                    15,702,595       12,697,907

Minority interest (Note 8)                                                2,700,000          465,750

Commitments and Contingencies (Note 8)                                           --               --

Stockholders' Equity (Deficit): (Note 9)
     Preferred Stock, $.01 par value, authorized 10,000,000 shares;
        none issued                                                              --               --
     Common Stock, $.01 par value, authorized 20,000,000 shares, issued and outstanding 7,506,660 and 7,237,429,
        respectively                                                         75,067           72,375
     Additional paid-in capital                                          15,682,245       15,334,937
     Accumulated deficit                                                (20,038,452)     (11,643,854)
                                                                      --------------------------------

            Stockholders' equity (Deficit)                               (4,281,140)       3,763,458
                                                                      --------------------------------

            Total Liabilities and Stockholders' (Deficit) Equity       $ 14,121,455     $ 16,927,115
                                                                      ================================


          See accompanying notes to consolidated financial statements.

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                               YEARS ENDED JUNE 30,
                                                      1999             1998             1997

Contract revenues                                $ 66,340,255     $ 53,355,100     $ 64,830,918
Cost of production                                 56,346,654       43,616,737       52,174,372
                                                ------------------------------------------------
     Gross profit                                   9,993,601        9,738,363       12,656,546

Selling expenses                                    3,376,716        2,728,734        3,237,854
General and administrative expenses                 6,635,199        8,031,894        6,105,305
                                                ------------------------------------------------
     Income (loss) from productions                   (18,314)      (1,022,265)       3,313,387

Subsidiary stock option compensation (Note 8)       2,234,250          390,750           75,000
Corporate                                             993,656        2,204,724        1,146,452
Corporate expenses paid to affiliated
   management company (Note 11)                       463,720          174,348               --
Depreciation and amortization                         881,790          700,145          620,400
Restructuring costs and impairment of assets
   (Note 12)                                        3,357,495               --               --
                                                ------------------------------------------------
     Income (loss) from operations                 (7,949,225)      (4,492,232)       1,471,535

Interest income                                        53,770           44,154           58,775
Interest income - related parties (Note 11)                --           80,305           19,933
Interest expense                                     (303,073)         (99,144)         (39,053)
Interest expense - related parties (Note 11)         (184,577)              --               --
                                                ------------------------------------------------
     Income (loss) before income taxes             (8,383,105)      (4,466,917)       1,511,190

Income tax expense (Note 5)                            11,493           21,663          178,763
                                                ------------------------------------------------
     Net income (loss)                           $ (8,394,598)    $ (4,488,580)    $  1,332,427
                                                ================================================

Basic and diluted net income (loss) per share    $      (1.13)    $      (0.69)    $       0.20
                                                ================================================

Weighted average shares outstanding                 7,409,000        6,515,000        6,682,000
                                                ================================================


          See accompanying notes to consolidated financial statements.

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                       COMMON STOCK              ADDITIONAL      ACCUMULATED     STOCKHOLDERS'
                                  SHARES          AMOUNT      PAID IN CAPITAL      DEFICIT      EQUITY (DEFICIT)
----------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 1, 1996         5,693,198     $     56,933     $ 12,735,136     $ (8,487,701)    $  4,304,368

Sale of common stock            1,000,000           10,000        1,990,000               --        2,000,000
Issuance of stock options
   (Note 9)                            --               --           44,993               --           44,993
Net income                             --               --               --        1,332,427        1,332,427
                              ----------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1997        6,693,198           66,933       14,770,129       (7,155,274)       7,681,788

Exercise of stock options
   (Note 9)                       775,000            7,750        1,162,500               --        1,170,250
Repurchase of common
   stock (Note 9)                (230,769)          (2,308)        (597,692)              --         (600,000)
Net Loss                               --               --               --       (4,488,580)      (4,488,580)
                              ----------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1998        7,237,429           72,375       15,334,937      (11,643,854)       3,763,458

Issuance of common stock
   (Note 1)                       269,231            2,692          347,308               --          350,000
Net loss                               --               --               --       (8,394,598)      (8,394,598)
                              ----------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1999        7,506,660     $     75,067     $ 15,682,245     $(20,038,452)    $ (4,281,140)
                              ==================================================================================


          See accompanying notes to consolidated financial statements.

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                       YEARS ENDED JUNE 30,
                                                              1999             1998             1997
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income (Loss)                                        $ (8,394,598)    $ (4,488,580)    $  1,332,427
Adjustments to reconcile net income (loss) to cash
   provided by (used in) operating activities:
     Depreciation and amortization                            881,790          700,145          620,400
     Impairment of assets                                   2,215,175               --               --
     Provision for doubtful accounts                          209,664          (53,929)          22,017
     Issuance of non-cash compensation expense              2,234,250          390,750          119,993
     Changes in operating assets and liabilities:
         Accounts receivable                                  238,883       (1,225,875)      (1,577,278)
         Unbilled accounts receivable                         327,475          538,085         (488,749)
         Other current assets                                (634,717)        (256,413)        (357,730)
         Other assets                                        (360,831)          40,295         (126,869)
         Accounts payable                                      32,365        1,505,541          451,702
         Accrued liabilities                                 (563,207)         175,346        2,142,881
         Deferred income                                    1,087,661        1,518,762         (543,729)
                                                        -------------------------------------------------
            Net cash provided by (used in) operating
                activities                                 (2,726,090)      (1,155,873)       1,595,065
                                                        -------------------------------------------------

INVESTING ACTIVITIES:
     Capital expenditures                                  (1,225,939)        (658,713)        (793,291)
     Other current assets                                     230,755          (26,266)        (208,889)
                                                        -------------------------------------------------
            Net cash used in investing activities            (995,184)        (684,979)      (1,002,180)
                                                        -------------------------------------------------

FINANCING ACTIVITIES:
     Proceeds from issuance of stock                          350,000        1,170,250        2,000,000
     Repurchase of common stock                                    --         (600,000)              --
     Issuance of subordinated notes payable                        --               --         (385,000)
     Net borrowings under bank line of credit                (281,473)       2,750,000         (300,000)
     Net borrowings from related party                      2,729,342               --               --
                                                        -------------------------------------------------
            Net cash provided by financing activities       2,797,869        3,320,250        1,315,000
                                                        -------------------------------------------------

Increase in cash and cash equivalents                        (923,405)       1,479,398        1,907,885

Cash and cash equivalents, beginning of year                3,834,023        2,354,625          446,740
                                                        -------------------------------------------------

Cash and cash equivalents, end of year                   $  2,910,618     $  3,834,023     $  2,354,625
                                                        =================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                              $    487,650     $     99,144     $     62,905
                                                        =================================================
     Income taxes                                        $         --     $     57,900     $     57,289
                                                        =================================================
     Non-cash compensation expense                       $  2,234,750     $    390,750     $    119,993
                                                        =================================================


          See accompanying notes to consolidated financial statements.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization, Business, and Principles of Consolidation:

            Harmony Holdings, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 5, 1991. The Company conducts its operations through its wholly owned subsidiaries, Harmony Pictures, Inc. (fka Chemistry Pictures, Inc.), Melody Films, Inc., Lexington Films, Inc., The End Inc., The Beginning Entertainment, Inc., The Moment Films, Inc., Harry Nash Film Production, Ltd. (fka The End (London) Ltd.), Curious Pictures Corporation, Hollywood Business Solutions, Inc., Pure Film, Inc., Serial Dreamer Films, Inc., Furious Pictures Corporation, Delirious Pictures Corporation, Gigantic Entertainment, Inc., and Unscented, Inc. Unless the context indicates otherwise, the term "Company" includes all of these subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

            The Company operates in one reportable segment, producing television commercials, music videos and related media. The Company's services are usually directed towards advertising agencies located in the major markets of New York, Los Angeles, Chicago, Detroit, Dallas, Minneapolis, San Francisco and in regional markets.

            In April 1999, Children's Broadcasting Corporation, d.b.a. iNTELEFILM ("iNTELEFILM"), a publicly traded corporation, increased its ownership position of the Company to 52.1% of the Company's outstanding common stock. The Company is accordingly accounted for by iNTELEFILM as a consolidated subsidiary as of April 1, 1999. The Company has properly not employed the provisions of push-down accounting. Accordingly, the Company's assets and liabilities have not been recast to reflect the excess of iNTELEFILM's purchase price over the proportionate net book value acquired. At June 30, 1999, iNTELEFILM owned 55.2% of the Company's outstanding common stock.

            In November 1998, the Company announced and began the process of discontinuing operations of its Harmony Pictures division. This division consists of Harmony Pictures, Inc., Melody Films, Inc., Lexington Films, Inc., and Pure Films, Inc. As of June 30, 1999, operations have substantially ceased for these subsidiaries (Note
            12). In connection with this discontinuation, Chemistry Pictures, Inc. was renamed to its former name of Harmony Pictures, Inc.

            In July 1999, iNTELEFILM purchased the Option and Share Transfer Agreement entered into by the Company and the four principal executives of Curious Pictures Corporation (Note 8 and 13). As a result of this purchase and iNTELEFILM's exercise of the stock options granted Curious management under the agreement, the Company currently owns only 49% of Curious Pictures common stock. Accordingly, the Company will begin to account for Curious Pictures as an equity basis investment rather than as a consolidated subsidiary as of July 1, 1999.

          Cash and Cash Equivalents:

            The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Contract Revenues:

            The Company produces television commercials and music videos under firm bid, cost plus or cost plus fixed fee contracts, which are typically less than one month in duration. At June 30, 1999 and 1998, the Company had no long-term contracts. Contract revenues are recognized using the percentage of completion method. The percentage of contract revenues recognized is computed at that percentage of estimated total revenues that incurred costs to date bears to total estimated costs, after giving effect to the most recent estimate of costs to complete. Revisions in costs and revenue estimates are reflected in the period in which the facts which require the revision become known. Deferred income represents amounts billed in excess of revenues earned.

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

          Goodwill:

            Goodwill primarily represents the excess of the Company's purchase price, including additional payments over the fair market value of Harmony Pictures, The End and Melody net assets at the date of acquisition. Goodwill has been amortized on a straight-line basis over 20 years for all periods. The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit. Amortization expense for the years ended June 30, 1999, 1998 and 1997 was $161,960, $211,780 and
            $211,780, respectively.

            In connection with the closing of the Harmony Pictures Division (Note 12), Goodwill with a net book value of $2,215,175 was determined by management to be fully impaired and was accordingly written-off.

          Income Taxes:

            The Company applies SFAS No. 109, " Accounting for Income Taxes." SFAS No. 109 prescribes the use of the liability method to compute the differences between the tax bases of assets and liabilities and the related financial reporting amounts using currently enacted tax laws and rates.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          New Accounting Pronouncements:

            Statement of Financial standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) issued by the FASB is effective for financial statements with fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

            Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

          Reclassifications:

            Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 presentation. These reclassifications have no effect on the accumulated deficit or the net income (loss) previously reported.

NOTE 2    CONTINUED EXISTENCE AND MANAGEMENT PLAN

          The Company's consolidated financial statements are presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, during 1999, the Company incurred a net loss of $8,394,598 and a negative cash flow from operations of $2,726,090, resulting in a working capital position of negative $4,989,642 and an accumulated deficit totaling $20,038,452 at June 30, 1999. Additionally, the Company has no firm external financing resources other than its notes payable with iNTELEFILM (Note 11) which are due on demand and an existing asset based loan and security agreement (Note 7). These conditions raise substantial doubt about the Company's ability to continue as a going concern. The asset based loan and security agreement requires that the Company maintain minimum stockholders equity of $3,000,000 which was not met by the Company for the majority of 1999. The lender has waived this covenant up to June 30, 1999; however, no assurance can be given that the Company will meet this requirement in the future, that the lender will grant future waivers, or that iNTELEFILM will not call its demand notes payable. Accordingly, it is foreseeable that these credit facilities may become unavailable to the Company. Additionally, the commercial production industry revenues are often variable and unpredictable on a month by month basis. Given these circumstances and that the Company has historically used cash in its operations, additional capital may be necessary to sustain the Company's operations. Management expects that the amount of cash required by operations will be substantially diminished as a result of the benefits derived from the discontinuation of the Harmony Pictures division (Note 12) and the sale of 90% of the subsidiary common stock of The End (London) (Note
          13). Further, Management will continue to seek compliance waivers and debt continuances from its lenders. If such waivers are granted, iNTELEFILM does not call its notes payable and the facilities remain fully utilizable by the Company, management believes that no other financing

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2    CONTINUED EXISTENCE AND MANAGEMENT PLAN (CONTINUED)

          will be necessary. In the event that the Company is unable to maintain its current financing or obtain replacement financing, the Company may have to take steps to further reduce its operating expenses, which may negatively impact the Company's operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3    PROPERTY AND EQUIPMENT

          Property and equipment is summarized as follows at June 30:

                                                         1999           1998
                                                     ---------------------------

              Furniture and fixtures                 $ 1,167,428    $ 1,465,940
              Computer equipment                       2,376,732      1,364,146
              Leasehold improvements                   1,495,975      1,070,950
                                                    ----------------------------
                                                       5,040,135      3,901,036

              Less: accumulated depreciation           2,410,614      1,777,624
                                                    ----------------------------

                                                     $ 2,629,521    $ 2,123,412
                                                    ============================

          Depreciation expense for the years ended June 30, 1999, 1998 and 1997 was $719,830, $488,365, and $405,900, respectively.

NOTE 4    OTHER CURRENT ASSETS

          Other current assets consisted of the following at June 30:

                                                         1999           1998
                                                    ----------------------------

            Prepaid expenses                         $   897,813    $   517,749
            Director and salesperson compensation
              draws                                      642,530        509,446
            Other                                        150,070        259,256
                                                    ----------------------------

                                                     $ 1,690,413    $ 1,286,451
                                                    ============================

NOTE 5    INCOME TAXES

          For the year ended June 30, 1999 and 1998 income tax expense consisted of state taxes currently payable. The Company had no current federal and no deferred income tax expense in any period presented. For the year ended June 30, 1997, income tax expense consisted of $39,234 federal alternative minimum taxes and $139,529 state taxes currently payable.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5    INCOME TAXES (CONTINUED)

          At June 30, 1999, the Company has net federal operating loss carryforwards as follows for income tax purposes:

                      Carryforward Expires     Net Operating Loss
                    ---------------------------------------------

                         2005                      $    251,730
                         2006                         1,721,893
                         2007                             6,430
                         2008                         2,709,559
                         2009                           348,090
                         2011                         1,366,208
                         2013                         3,108,872
                         2019 (approximate)           2,750,000
                                               ------------------

                                                   $ 12,262,782
                                               ==================

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

          A reconciliation of the statutory federal income tax rate (benefit) and the effective tax rate as a percentage of income (loss) before taxes on income is as follows:

                                                       1999      1998     1997
                                                      --------------------------

           Statutory rate (benefit)                    (34.0)%  (34.0)%    34.0%
           Operating losses generating no current tax
              benefit                                   11.8     27.4        --
           Write-off intangible asset not recognized
              for tax purposes                           9.6       --        --
           Stock option compensation generating no
              current tax benefit                        9.1      3.0       1.7
           Loss of foreign subsidiary                    3.5      3.6        --
           Current benefit of fully reserved net
              operating loss carryforward utilization              --     (33.1)
           State taxes                                   0.1      0.5       9.2
                                                      --------------------------

           Effective Rate                                0.1%     0.5%     11.8%
                                                      ==========================

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5    INCOME TAXES (CONTINUED)

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                          1999          1998
                                                     ---------------------------
              Deferred tax assets:
                   Net operating loss carry forwards  $ 4,918,000   $ 3,725,000
                   Other items not yet deductible
                     for tax purposes                     190,000        68,000
                                                     ---------------------------
                                                        5,108,000     3,793,000
              Deferred tax liabilities:
                   Depreciation                           (56,000)      (50,000)

              Valuation allowance                      (5,052,000)   (3,743,000)
                                                     ---------------------------

                   Net deferred tax asset             $        --   $        --
                                                     ===========================

          As the Company has posted losses in most years since inception and utilization of the net operating losses, the Company's primary deferred tax asset, is limited by IRS Section 382, realization of the tax benefit related to these net deferred tax asset is uncertain. Accordingly, no deferred tax asset has been recorded to reflect their potential value. The net change in the deferred tax valuation allowance was an increase (decrease) of $1,309,000, $1,364,000 and $(848,000) in 1999, 1998, and 1997, respectively.

NOTE 6    ACCRUED LIABILITIES

          Accrued liabilities consisted of the following at June 30:

                                                          1999          1998
                                                     ---------------------------

            Accrued production costs                  $ 1,416,457   $ 2,454,963
            Accrued director fees                         893,052       780,359
            Other                                       1,533,298     1,170,692
                                                     ---------------------------

                                                      $ 3,842,807   $ 4,406,014
                                                     ===========================

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7    LINE OF CREDIT

          On June 30, 1998, the Company had a $3,000,000 asset based revolving line of credit with a bank. On July 30, 1998, the bank line of credit was replaced with an asset based loan and security agreement due to a finance company. The loan and security agreement which is secured by virtually all assets provides for the following borrowings: a revolving line of credit with maximum availability of $4,500,000 or a specified percentage of acceptable accounts receivable with interest at a variable rate (9.25% at June 30, 1999). At June 30, 1999, the maximum availability was $3,644,353, of which $1,175,826 was unused. The loan and security agreement requires the Company to comply with certain restrictive covenants and is guaranteed by iNTELEFILM. During the years ended June 30, 1999, 1998 and 1997, the weighted average interest rate was 9.48%, 9.5% and 8.33%, respectively. At June 30, 1999, the Company had not met the requirement to maintain minimum stockholders equity of $3,000,000 and had made certain debt payments to iNTELEFILM not allowed by the agreement. The lender has waived all violation occurring on or prior to June 30, 1999; however, no waiver has been provided for violations occurring after that date. Such violations include not meeting the minimum shareholders equity requirements for the period after June 30, 1999 and subsequent payments to iNTELEFILM (Note 11). As of September 27, 1999, the lender has taken no action against the Company in response to these violations.

NOTE 8    COMMITMENTS AND CONTINGENCIES

          Operating Leases:

            The Company is a party to a number of noncancelable operating lease agreements involving buildings and equipment which expire at various dates. The future minimum lease commitments are as follows for the years ending June 30:

                2000                          $   747,789
                2001                              706,571
                2002                              721,282
                2003                              743,205
                2004                              732,160
                Thereafter                      2,707,690
                                              ------------

                Total minimum payments        $ 6,358,697
                                              ============

            Total rental expense for the years ended June 30, 1999, 1998 and 1997 aggregated $813,542, $807,956 and $774,396. iNTELEFILM guarantees a Company operating lease with future minimum lease payments aggregating $1,050,000 payable through November 2008.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8    COMMITMENTS AND CONTINGENCIES (CONTINUED)

          Employment Contracts:

            The Company has entered into various employment agreements with its officers and commercial directors, which obligate it to make minimum payments of approximately $6,419,125. The payments due are $2,782,947, $1,155,868, $998,280, $902,950, $499,080 and $80,000,
            for the years ended June 30, 2000, 2001, 2002, 2003, 2004 and thereafter, respectively. Of these amounts $4,148,553 are for administrative personnel and $2,270,572 are for commercial television directors and salespeople. Certain of these agreements provide for additional compensation based on subsidiary revenues, defined subsidiary operating profits or other incentives. This additional compensation is payable whether or not the Company achieves an operating profit as a whole. Some of the television directors who are associated with the Company receive monthly draws against the directors' compensation for production of commercials. The monthly draws equal the minimum guaranteed compensation payable to such directors. Although the draws are recoupable by the Company out of compensation otherwise payable to such directors, such directors are not obligated to repay such draws, if their fees for commercials produced do not exceed the monthly draws that have been paid. Consequently, the Company is obligated to provide compensation to these directors whether or not they are directing commercials. Most of the Company's sales personnel receive monthly draws offset by their earned commissions.

          Lawsuits:

            A lawsuit was filed on March 22, 1996, (served August 12, 1996) in Superior Court of the State of California, County of Los Angeles. A wrongful death claim has been made by the estate of Henry Gillermo Urgoiti, his wife and three children for an accident that occurred during the filming of a music video in August 1995. The case was settled by the Company's insurance carrier during 1999 with no additional cost incurred by the Company.

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

            Mr. Bieber alleges that the defendants, by terminating his employment agreement before December 31, 2000, breached his agreement. Mr. Bieber also alleged that defendants slandered and libeled him with reference to the circumstances relating to his termination. The court has dismissed the slander and libel claims and has dismissed all claims against Harmony Holdings, Inc. On his remaining breach of contract claim and labor code claims, Mr. Bieber seeks damages in excess of $680,000, the reinstatement of his 250,000 stock options at the exercise price specified in the employment

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8    COMMITMENTS AND CONTINGENCIES (CONTINUED)

            agreement, an unspecified amount of contingent compensation and attorneys' fees and costs of suit. The Company has filed an answer denying any liability and has filed a cross-complaint against Mr. Bieber for breach of contract and breach of fiduciary duty. The Company intends to vigorously defend the lawsuit. The Company does not believe this matter to be material.

            The Company is involved in other litigation on a number of matters and is subject to certain claims which arise in normal course of business, none of which, in the opinion of the Company's management is expected to have a materially adverse effect on the Company's financial position or results of operations.

          Subsidiary Share Transfer Agreement:

            The Company entered into a option and share transfer agreement ("the Option Agreement") with four members of management of Curious Pictures Corporation ("Curious") dated December 15, 1996. The agreement called for stock equaling one percent (1%) of Curious outstanding common stock to be issued to the four principle executives of management, (collectively "Curious Management"), upon the signing of the agreement. Under the agreement, the four members of management had the ability to earn an additional fifty-percent (50%) of the company through yearly stock option grants with an exercise price of $1.00 per share beginning in calendar year 1997. The stock options were fully earned based upon the results of operations of Curious and became exercisable in December 1998. In July 1999, the options were exercised by iNTELEFILM after iNTELEFILM purchased the Option Agreement from Curious Management (Note 13). The Company has the right to put its remaining forty nine percent (49%) of Curious Pictures Corporation to iNTELEFILM for a price to be determined based on fair value at that time, but not to be less than $1,960,000.

            As a result of the Option Agreement and the intrinsic value established by interim valuations of Curious and ultimately by the subsequent iNTELEFILM purchase, the Company has recognized compensation expense related to the stock options of $2,234,250, $390,750 and $75,000 in 1999, 1998 and 1997, respectively. The aggregate compensation expense recognized is reflected on the accompanying balance sheet as a minority interest totaling $2,700,000 and $465,750 at June 30, 1999 and 1998, respectively.

          401(k) Savings/Profit-Sharing Plan:

            The Company has a 401(k) plan available to all employees meeting certain service requirements. Eligible employees may contribute a portion of their annual salary to the plan, subject to certain limitations. The Company may make matching contributions and also may provide profit-sharing contributions at the discretion of its board of directors. Employees become fully vested in the Company contributions after six years of service. There were no Company contributions in 1999, 1998 and 1997.

NOTE 9    STOCKHOLDERS' EQUITY AND STOCK OPTION PLAN

          Common Stock:

            Pursuant to a Stock Subscription Agreement entered into in July 1996, the Company sold to Unimedia, S.A., a French company (Unimedia), 1,000,000 shares of Common Stock of the Company at a purchase price of $2.00 per share. The purchase price was received by the Company on August 16, 1996.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9    STOCKHOLDERS' EQUITY AND STOCK OPTION PLAN (CONTINUED)

          Common Stock (Continued):

            On July 21, 1997, iNTELEFILM and Unimedia entered into an agreement whereby Unimedia agreed to sell, and iNTELEFILM agreed to buy Unimedia's 1,000,000 shares of Common Stock of the Company for $2,600,000 and Unimedia agreed to dismiss the litigation entitled Unimedia S.A. V. Harmony Holdings, Inc. and Harvey Bibicoff, Case No. CV 96-7109 JGD (RNBx), pending in the United States District Court for the Central District of California. iNTELEFILM assigned its right to buy 230,769 of the Shares to the Company, thereby reducing the number of issued and outstanding shares of common stock of the Company and resulting in a purchase price of $2,000,000 and $600,000 to iNTELEFILM and the Company, respectively. The closing of the purchase occurred on July 25, 1997.

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

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

            A summary of the status of the Company's stock option plan as of June 30, 1999, 1998 and 1997, and the changes during the years ending on those dates is presented below:

                                           June 30, 1999                   June 30, 1998                 June 30, 1997
                                                    Weighted-                      Weighted-                      Weighted-
                                                     average                        average                        average
                                       Shares    exercise price       Shares    exercise price      Shares     exercise price
                                    ------------------------------------------------------------------------------------------
Outstanding at beginning of year     2,527,000       $1.52          2,607,000       $2.04          1,314,500       $2.45
Granted                                162,500        1.65          2,064,000        1.43          1,307,500        1.22
Exercised                                   --          --            775,000        1.51                 --          --
Forfeited                            1,106,500        1.58          1,369,000        2.40             15,000        2.13
                                    ----------                     ----------                     ----------
Outstanding at end of year           1,583,000       $1.52          2,527,000       $1.52          2,607,000       $2.04
                                    ==========                     ==========                     ==========

Options exercisable at year end      1,068,834       $1.54          1,538,000       $1.58          2,198,000       $2.08

Weighted average fair value of
   options granted during the year       $1.02                          $0.82                          $0.17

            Additionally, on March 10, 1998, the Company repriced 989,000 options outstanding with varying exercise prices to $1.44 per share. The repricing was considered a forfeiture of the existing options and a grant of new options for the purposes of the table above.

            The following table summarizes information about stock options outstanding at June 30, 1999:

                   Options Outstanding                        Options Exercisable
---------------------------------------------------------  --------------------------
                                  Weighted
                                   Average     Weighted                     Weighted
   Range of        Number         Remaining     Average       Number         Average
   Exercise     Outstanding     Contractual    Exercise     Exercisable     Exercise
    Prices       at 6/30/99      Life (Yrs)      Price      at 6/30/99        Price
---------------------------------------------------------  --------------------------
  $1.06-1.50      1,313,000         3.07         $1.39          883,834       $1.41
   1.50-2.00        182,500         2.96          1.96           97,500        1.93
   2.01-3.00         85,000         1.85          2.47           85,000        2.47
   3.01-5.00          2,500           --          3.63            2,500        3.63
                ------------                                ------------
 Total            1,583,000         2.99         $1.52        1,068,834       $1.54
                ============                                ============

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9    STOCKHOLDERS' EQUITY AND STOCK OPTION PLAN (CONTINUED)

          Incentive and Non-Qualified Stock Option Plans (Continued):

            SFAS Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of zero for all years; expected volatility of 87.5, 59.5 and 5.2 percent; risk-free interest rates of 4.9, 5.7 and 5.9 percent and an estimated option life of 5.0, 5.0 and 3.0 years.

            Under the accounting provisions of SFAS Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                1999            1998          1997
                                          ---------------------------------------------
               Net Income (Loss):
                  As reported              $ (8,394,598)   $ (4,488,580)   $ 1,332,427
                                          =============================================

                  Pro forma                $ (8,572,481)   $ (4,780,327)   $ 1,218,362
                                          =============================================

               Basic and diluted earnings
                  (loss) per share:
                  As reported                $ (1.13)        $ (0.69)        $ .20
                                          =============================================

                  Pro forma                  $ (1.16)        $ (0.73)        $ .18
                                          =============================================

NOTE 10   CONCENTRATION OF CREDIT RISKS

          The Company's cash is deposited with various financial institutions, and is insured up to a maximum of $100,000 at each institution by the Federal Deposit Insurance Corporation ("FDIC"). At June 30, 1999, the Company's deposits with three financial institutions exceeded the maximum amount insured by the FDIC by $2,001,484. At June 30, 1999, the Company had bank accounts at foreign banks with deposits aggregating $291,541.

          The Company grants credit to advertising agencies, principally based in the United States. The Company performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral from its customers. The Company's credit losses are subject to the general economic conditions of the advertising industry.

NOTE 11   RELATED PARTY TRANSACTIONS

          Notes Receivable:

            In January 1998, the Company entered into a $650,000 note receivable agreement with iNTELEFILM. Pursuant to the note, the Company advanced $611,000 of proceeds to iNTELEFILM and applied the remaining $39,000 of the note balance to a loan fee for the note origination. Interest was accrued at 15%. The note was repaid in full with two installments (May 1998, $322,863 and June 1998, $327,137).

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11   RELATED PARTY TRANSACTIONS (CONTINUED)

          Notes Receivable (Continued):

            During the year ended June 30, 1998, the Company recognized interest and loan fee income aggregating $80,305, respectively, related to this note receivable.

          Notes Payable:

            During 1999, iNTELEFILM made operating advances to the Company aggregating $3,050,000 pursuant to unsecured demand note agreements which bear a fixed interest rate of 14.0%. At June 30, 1999, advances totaling $2,729,342 remain outstanding and the Company has incurred interest expense totaling $184,577 in 1999. Subsequently, in August 1999, the Company has made additional payments totaling $500,000 ($450,728 in principal and $49,272 in interest).

          Management Services Contracts:

            In October 1997, the Company entered into a management services contract with a privately held affiliate (the "Management Company") related to the Company through common control. The contract, which is on a month to month basis and is cancelable with a 60-day notice. The management fees totaled $463,720 and $174,348 during the years ended June 30, 1999 and 1998. In June 1999, the contract was amended to increase the monthly management fee to $50,000 beginning with July 1999.

            The Management Company also provides services for iNTELEFILM and another privately held affiliate each related to the Company through common control. The management fee is based on estimated usage of the Management Company's services.

            In May 1998, the Management Company advanced the Company $225,000 pursuant to a note payable with interest at 10%. In June 1998, the Company repaid the note in full together with accrued interest of $3,051.

NOTE 12   DISCONTINUATION OF HARMONY PICTURES DIVISION

            In November 1998, the Company announced and began the process of discontinuing operations of its Harmony Pictures division (the "Division"). This division consists of Harmony Pictures, Inc., Melody Films, Inc., Lexington Films, Inc., and Pure Films, Inc. In connection with discontinuing the division's operations, management has estimated and accrued restructuring costs totaling $1,142,495. These costs were accrued when the discontinuance decisions were made and the restructure costs could be reasonably estimated. These costs include severance payments, contract buyouts, lease obligations, non-refundable prepayments, and general office closing logistics. The Company believes substantially all closing obligations have been met as of June 30, 1999. Further, upon reaching the decision to discontinue the Division's operations, management determined that the goodwill associated with the Division was fully impaired. Accordingly, an impairment charge equaling the net book value of the goodwill, $2,215,000 was recognized in 1999.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13   SUBSEQUENT EVENTS

          Sale of Subsidiary Common Stock:

            For nominal consideration, on July 23, 1999, the Company sold 90% of the issued and outstanding shares of common stock of The End (London) to a principal executive (the "Purchaser") of The End (London). The End (London) is a commercial production company based in London, England, and prior to this sale was a wholly owned subsidiary of the Company. The sale is effective as of July 1, 1999. For the fiscal years ended June 30, 1999, 1998 and 1997, The End (London) had gross revenues of approximately $11,243,000, $3,747,000, and $0, and net losses of approximately $862,000, $591,000, and $0, respectively. The Company retained all rights to the "The End (London)" name and logo. In connection with the sale, the Company and the Purchaser entered an agreement granting the Purchaser the right, under certain circumstances, to purchase the remaining 10% equity interest in The End (London) from the Registrant for approximately $800,000.

          Resolution of the Subsidiary Share Transfer Agreement:

            Effective August 1, 1999, iNTELEFILM purchased the Option Agreement (Note 8) entered into by the Company and Curious Management. Pursuant to the purchase agreement and based on the results of operations of Curious Pictures, it was agreed by all parties, including the Company, that Curious Management's options to purchase the 50% equity interest in Curious had fully vested and were exercisable for consideration totaling $50. iNTELEFILM also acquired a 1% equity interest owned by Curious Management that was conveyed to Curious Management upon signing the Option Agreement. The consideration paid to Curious Management by iNTELEFILM for the aforementioned acquisitions aggregated $3,000,000, consisting of $1,500,000 in cash and a $1,500,000 note receivable. Subsequently, iNTELEFILM acquired 50% of Curious Pictures through the exercise of stock options granted under the Option Agreement. As a result, the Company currently owns 49% of the outstanding stock of Curious Pictures and iNTELEFILM owns 51% of the stock.

            At the same time, Curious entered new five-year employment agreements with Curious Management which are retroactive to January 1, 1999. As part of the compensation to be paid to Curious Management, each member of Curious Management was granted the right to purchase from the Company one share (representing 1% of the capital stock of Curious Pictures) of the Company's remaining 49 shares at the end of each employment year for $1 per share. As a result, if all of the members of Curious Management exercise all of the new options over the five-year term of their employment agreements, iNTELEFILM will own 51% of the Curious Pictures stock, Curious Management will collectively own 20%, and the Registrant will own the remaining 29%. The Company, iNTELEFILM, and Curious Management also entered a Stock Agreement effective as of August 1, 1999. Under this agreement, the members of Curious Management were granted the right to sell to iNTELEFILM the shares of Curious Pictures that they earn from the Company (the put right),and iNTELEFILM obtained the right to purchase such shares from Curious Management (the call right). The price per share to be paid by iNTELEFILM to Curious Management for each share under the put and call rights is $96,774 per share.

Harmony Holdings, Inc.
Schedule II - Valuation and Qualifying Accounts

                   Balance at          Additions charged                       Balance at
                   Beginning of Year   to costs and expenses    Deductions     End of Year
------------------------------------------------------------------------------------------

1997
Allowance for
doubtful
accounts                $75,629              $ 97,646           $75,629        $ 97,646
                   =======================================================================

1998
Allowance for
doubtful
accounts                $97,646              $ 30,167           $84,096        $ 43,717
                   =======================================================================

1999
Allowance for
doubtful
accounts                $43,717              $226,868           $17,204        $253,381
                   =======================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is certain information concerning the directors and executive officers of the Company as of September 21, 1999. There are no family relationships between any directors and any executive officers.

              Name                     Age     Position
              ----                     ---     --------

              Christopher T. Dahl      56      Chairman of the Board, President
                                               and Chief Executive Officer
              Richard W. Perkins       68      Director
              William E. Cameron       54      Director
              Gerald Germain           57      Director
              William M. Toles         52      Director
              James G. Gilbertson      38      Chief Operating Officer and Chief
                                               Financial Officer
              Jill J. Theis            29      Secretary and General Counsel

         CHRISTOPHER T. DAHL has been Chief Executive Officer and Chairman of the Company since July 22, 1997. Since its inception in February, 1990, Mr. Dahl has been the President, Chief Executive Officer and Chairman of the Board of Directors of iNTELEFILM, a publicly traded company and the Company's largest shareholder. He is also Chairman and Chief Executive Officer of Community Airwaves Corporation ("CAC"), a company that owns and operates radio stations in Hawaii. Mr. Dahl serves as the managing partner of Media Management, L.L.C. ("MMLLC"), a company that provides corporate, legal, accounting and financial services to the Company, iNTELEFILM and CAC. From 1969 to 1979, he was the founder and President of a group of companies involved in photo finishing, retail photo sales, home sewing notions, toy distribution and retail craft stores. He was employed by Campbell-Mithun and Knox Reeves Advertising from 1965 through 1969.

         RICHARD W. PERKINS has been a director of the Company since July 22, 1997. Mr. Perkins has also been a director of iNTELEFILM since its inception. For more than five years, Mr. Perkins has been President and Chief Executive Officer of Perkins Capital Management, Inc., a registered investment advisor. Mr. Perkins is also a director of CAC and a partner of MMLLC, as well as the following publicly held companies: Bio-Vascular, Inc., a medical products manufacturer; CNS, Inc., a consumer products manufacturer; Lifecore Biomedical, Inc., a medical device manufacturer; Nortech Systems, Inc., an electronic sub-systems manufacturer; Eagle Pacific Industries, Inc., a manufacturer of plastic pipe; Quantech LTD., a developer of immunological tests; and Vital Images, Inc., a medical visualization software company.

         WILLIAM E. CAMERON has been a director of the Company since July 22, 1997. Mr. Cameron has also been a director of iNTELEFILM since April 2, 1998. For more than five years, Mr. Cameron has been Head of International Business Development for Universal Health Communications, the largest medical/health/wellness video library in the world. After spending ten years in London, England, Mr. Cameron relocated to Los Angeles, California in 1998, to take over International Telemedicine Marketing for KZT Corporation, the creators of the video phone. Mr. Cameron also serves as a director of RME Entertainment.

         WILLIAM M. TOLES has been a director of the Company since July 22, 1997. For more than five years, Mr. Toles has been the President and Chief Executive Officer of Tol-O-Matic, a privately held manufacturer of motion control products.

         GERALD GERMAIN has been a director of the Company since May 13, 1998. For the past four years, Mr. Germain has been recognized as an industry authority on a large variety of financial and operations issues. From 1984 to 1994, he served as Chief Financial Officer and, towards the end, as Vice Chairman of Doyle Dane Bernbach (now known as DDB Needham). In 1978, Mr. Germain became Chief Financial Officer of Compton Communications, Inc. (now known as Saatchi & Saatchi Worldwide) and became its Executive Vice President in 1982. In 1967, Mr. Germain was also a staff accountant with the advertising agency D'Arcy, Masius, Benton & Bowles, where he eventually became Senior Vice President, Worldwide Treasurer. Mr. Germain graduated from Brooklyn College and received a J.D. degree from the New York University of Law School.

         JAMES G. GILBERTSON has served as the Company's Chief Operating Officer since November, 1997, and more recently, as the Company's Chief Financial Officer. Mr. Gilbertson has also served as iNTELEFILM's Chief Operating Officer since April 1996 and its Chief Financial Officer since July 1992. From June 1988 to July 1992, he was the Chief Financial Officer of Parker Communications, which operated a group of radio stations. From 1985 to June 1988, he was Controller of the radio division of Palmer Communications located in Des Moines, Iowa. Prior to joining Palmer Communications, Mr. Gilbertson was a practicing certified public accountant with the firm of Ernst & Young LLP. Mr. Gilbertson is also an executive officer of CAC.

         JILL J. THEIS has served as the Secretary and General Counsel of the Company since February, 1999. Ms. Theis has also served as iNTELEFILM's and CAC's Secretary and General Counsel since February 1999. Ms. Theis received her B.A., cum laude, from Hamline University and received a J.D. degree from William Mitchell College of Law.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash compensation paid to or accrued by the Company's Chief Executive Officer and each of the Company's executive officers receiving in excess of $100,000 (the "Named Executive Officers") in the fiscal year ending June 30, 1999 for services rendered to the Company and its subsidiaries during the fiscal years ended June 30, 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                Long-Term
                                                                              Compensation
                                                     Annual                      Awards
                                                  Compensation          -------------------------
           Name and                       ----------------------------    Securities Underlying
      Principal Position           Year     Salary($)(1)    Bonus($)            Options(#)
-------------------------------------------------------------------------------------------------
Christopher T. Dahl (1)            1999         81,000           --                   --
   Chief Executive Officer         1998         68,750       15,000              375,000
    and Chariman of the Board      1997             --           --                   --

Harvey Bibicoff (2)                1999        239,231
   Chief Executive Officer         1998        274,600           --                   --
                                   1997        247,200           --              350,000

James Gilbertson (1)               1999        161,675
   Chief Operating Officer &       1998        130,000        7,500               75,000
     Chief Financial Officer       1997        130,000


(1) Includes payment by MMLLC and Harmony in the cases of Mr. Dahl and Mr. Gilbertson

(2)  Mr. Bibicoff was relieved of his CEO duties as of November 3, 1997.

         The following table sets forth the number of securities underlying options granted in 1999, the percent the grant represents of the total options granted to employees during such fiscal year, the per-share exercise price of the options granted, and the expiration date of the options for the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

         No options were granted to the Named Executive Officers in the fiscal year ending June 30, 1999.

         The following table sets forth certain information regarding options exercised by the Named Executive Officers during fiscal 1999 and the number and value of unexercised in-the-money options for the Named Executive Officers at June 30, 1999.

               AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                     Number of Securities
                                                    Underlying Unexercised     Value of Unexercised in-
                                                          Options at             the-Money Options at
                          Shares        Value        Fiscal Year Ended(#)      Fiscal Year Ended (1)($)
                        Acquired on    Realized   -------------------------------------------------------
       Name             Exercise(#)      ($)       Exercisable/Unexercisable   Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------
Christopher T. Dahl         --            --            150,000/225,000                   0/0
Harvey Bibicoff             --            --               50,000/0                       0/0
James Gilbertson            --            --             25,000/50,000                    0/0

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table contains certain information as of September 21, 1999, regarding the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company and directors as a group, and (iv) each Named Executive Officer, and as to the percentage of the outstanding shares held by them on such date. Any shares which are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. The business address of Messrs. Dahl, Cameron and Gilbertson is 5501 Excelsior Boulevard, Minneapolis, Minnesota 55416.

                                                  Shares              Percent
                                                  Beneficially        of
         Name and Address                         Owned (1)           Class
         ----------------                         ---------           -----
         Children's Broadcasting Corporation
         d/b/a iNTELEFILM                         4,139,562 (2)       55.2%
           5501 Excelsior Boulevard
           Minneapolis, Minnesota 55416
         Harvey Bibicoff                                  0           *
         Christopher T. Dahl                        150,000 (3)(4)    2.0%
         Richard W. Perkins                          50,000 (3)(4)    *
         William E. Cameron                          50,000 (3)(4)    *
         William M. Toles                            50,000 (3)       *
         Gerald Germain                              50,000 (3)       *
         James G. Gilbertson                         25,000 (3)(4)    *
         All Directors and
         Executive Officers as a Group              376,667 (3)       4.8%

         * Less than 1%
         1. Securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Commission and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire Common Stock within 60 days.

         2. Based upon statement's filed with Commission, Children's Broadcasting Corporation has the sole right to sell such shares and has sole voting power over such shares.

         3.       Shares purchasable upon the exercise of options.

         4. Although this stockholder is also an officer and/or director of Children's Broadcasting Corporation, the stockholder disclaims beneficial ownership of the shares owned by Children's Broadcasting Corporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since August, 1998, the Company has received administrative, legal, accounting and financial services from MMLLC.

MMLLC is a limited liability company which is owned by Messrs. Dahl and Perkins, the Company's Chairman of the Board and Chief Executive Officer and another director of the Company, respectively. MMLLC provides corporate, legal, accounting and financial services to the Company, iNTELEFILM and CAC. From October 1, 1997 to July, 1998, the Company received identical administrative, legal, accounting and financial services from Radio Management Corporation ("RMC"). The Company paid RMC an aggregate of $174,000 for such services during the fiscal year ended June 30, 1998. The Company paid MMLLC and RMC an aggregate of $464,000 for such services during the fiscal year ended June 30, 1999. These arrangements were approved by the Related Party Transaction Committee of the Company's Board of Directors, which is comprised of disinterested directors, and the Company believes such arrangments were on terms at least as favorable as could have been obtained from unaffiliated third parties.

         On August 1, 1997, the Company entered into an independent contractor agreement with William Camerson, a Director of the Company. Under the agreement, Mr. Cameron provides non-exclusive services to the Company, including, without limitation, the initiation, promotion, development and maintenance of business and investment contacts relating to increasing the Company's sales, marketing and investment opportunities. The contract is at will and compensation under the contract is $3,000 for every month that it is in force.

         iNTELEFILM guarantees the Company's operating line of credit with Fremont and The End's New York office lease. In addition, during 1999, iNTELEFILM made operating advances to the Company aggregating $3,050,000 pursuant to unsecured demand note agreements which bear a fixed interest rate of 14%. During year ending June 30, 1999, the Company paid interest expense totaling $184,577. As of September 21, 1999, approximately $2.28 million remained outstanding.

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

                   10.1               1991 Stock OptionPlan, filed as Exhibit
                                      10.1 to the Company's Registration
                                      Statement on Form S-1 (Registration No.
                                      33-3342193), is hereby incorporated by
                                      reference.

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

                   10.32 Loan and Security Agreement by and between the Company and Heller Financial, Inc., dated July 30, 1998, filed as Exhibit 10.1 to the Form 8-K filed on August 26, 1998, is hereby incorporated by this reference.

                   10.33 Service Agreement by and between the Company and Radio Management, L.L.C., (n/k/a Media Management, LLC) dated as of August 1, 1998.

                   10.34 Purchase Agreement dated as of July 27, 1999 and effective as of August 1, 1999 by and among Children's Broadcasting Corporation, a Minnesota corporation; Harmony Holdings, Inc., a Delaware corporation; Curious Pictures Corporation, a New York corporation; and Susan Holden; Stephen Oakes; Richard Winkler; and David Starr, as individuals filed as an Exhibit to the Company's Current Report on Form 8-K dated August 6, 1999 and incorporated herein by reference.

                   10.35 Curious Stock Agreement dated as of July 27, 1999 and effective as of August 1, 1999, by and among Children's Broadcasting Corporation; Harmony Holdings, Inc.; Susan Holden; Stephen Oakes; Richard Winkler; and David Starr, as individuals, filed as an Exhibit to the Company's Current Report on Form 8-K dated August 6, 1999 and incorporated herein by reference.

                   10.36 Purchase Agreement dated as of July 23, 1999, effective as of July 1, 1999 by and between Harmony Holdings, Inc. and Julia Reed, filed as an Exhibit to the Company's Current Report on Form 8-K dated August 6, 1999 and incorporated herein by reference.

                   21                 Subsidiaries of the Registrant.

                   27                 Financial Data Schedule.


         (b) Reports on Form 8-K

                   None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HARMONY HOLDINGS, INC.

         DATED: SEPTEMBER 28, 1999      By:   /s/ Christopher T. Dahl
                                              -----------------------
                                              Christopher T.  Dahl
                                              Chairman, President and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                    Title                        Date

         /s/ Christopher T. Dahl      Chairman of the Board,       September 28,
         -----------------------      Chief Executive Officer      1999
         Christopher T. Dahl          and President

         /s/ Richard W. Perkins       Director                     September 28,
         ----------------------                                    1999
         Richard W. Perkins

         /s/ William E. Cameron       Director                     September 28,
         ----------------------                                    1999
         William E. Cameron

         /s/ William M. Toles         Director                     September 28,
         ----------------------                                    1999
         William M. Toles

         /s/ Gerald Germain           Director                     September 28,
         ----------------------                                    1999
         Gerald Germain

         /s/ James G. Gilbertson      Chief Operating Officer      September 28,
         ----------------------       and Chief Financial          1999
         James G. Gilbertson          Officer

Exhibit Index

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

10.1 1991 Stock OptionPlan, filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-3342193), is hereby incorporated by reference.

10.29 Stock Purchase Agreement among Children's Broadcasting Corporation, Harvey Bibicoff and Harmony Holdings, Inc. , dated July 21, 1997, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 5, 1997, is hereby incorporated by reference.

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

10.32 Loan and Security Agreement by and between the Company and Heller Financial, Inc., dated July 30, 1998, filed as Exhibit
                  10.1 to the Form 8-K filed on August 26, 1998, is hereby incorporated by this reference.

10.33 Service Agreement by and between the Company and Radio Management, L.L.C. (n/k/a Media Management, LLC), dated as of August 1, 1998.

10.34 Purchase Agreement dated as of July 27, 1999 and effective as of August 1, 1999 by and among Children's Broadcasting Corporation, a Minnesota corporation; Harmony Holdings, Inc., a Delaware corporation; Curious Pictures Corporation, a New York corporation; and Susan Holden; Stephen Oakes; Richard Winkler; and David Starr, as individuals filed as an Exhibit to the Company's Current Report on Form 8-K dated August 6, 1999 and incorporated herein by reference.

10.35 Curious Stock Agreement dated as of July 27, 1999 and effective as of August 1, 1999, by and among Children's Broadcasting Corporation; Harmony Holdings, Inc.; Susan Holden; Stephen Oakes; Richard Winkler; and David Starr, as individuals, filed as an Exhibit to the Company's Current Report on Form 8-K dated August 6, 1999 and incorporated herein by reference.

10.36 Purchase Agreement dated as of July 23, 1999, effective as of July 1, 1999 by and between Harmony Holdings, Inc. and Julia Reed, filed as an Exhibit to the Company's Current Report on Form 8-K dated August 6, 1999 and incorporated herein by reference.

21                Subsidiaries of the Registrant.

27                Financial Data Schedule.