Form 10-Q/A
period 1999-03-31
HARMONY HOLDINGS INC
filed 1999-10-08
CIK 878246

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

            Consolidated Balance Sheets -- March 31, 1999 and June 30, 1998.

            Consolidated Statements of Operations -- Three and nine months ended March 31, 1999 and 1998.

            Consolidated Statements of Cash Flows -- Nine months ended December 31, 1999 and 1998.

            Notes to consolidated financial statements -- March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

HARMONY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                             MARCH 31,        JUNE 30,
                                                                               1999            1998
                                                                             AMENDED
                                                                           -----------------------------
                                  ASSETS

Current assets:
         Cash and cash equivalents                                         $    723,873     $  3,834,023
         Accounts receivable                                                  5,584,663        6,604,186
               Allowance for doubtful accounts                                 (109,206)         (43,717)
         Unbilled accounts receivable                                           972,001          327,475
         Other current assets                                                 1,240,425        1,051,296
         Notes Receivable                                                         4,400          235,155
                                                                           -----------------------------
                     Total Current Assets                                     8,416,156       12,008,418

         Property and equipment, net                                          2,443,910        2,123,412
         Goodwill, net                                                          171,875        2,545,885
         Other assets                                                           543,569          249,400
                                                                           -----------------------------
                     Total Assets                                          $ 11,575,510     $ 16,927,115
                                                                           =============================

                           LIABILITY & SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                  $  4,339,430     $  3,199,760
         Accrued liabilities                                                  1,440,257        4,406,014
         Accrued restructuring costs                                            758,760               --
         Line of credit                                                       2,192,135        2,750,000
         Note payable - CBC                                                   3,050,000               --
         Deferred income                                                      1,442,785        2,342,133
                                                                           -----------------------------
                     Total Current Liabilities                               13,223,367       12,697,907

                     Total Liabilities                                       13,223,367       12,697,907
                                                                           -----------------------------

Minority interest                                                               792,150          465,750

Shareholders' equity:
         Common stock, $.01 par value:
               Authorized shares- 20,000,000
               Issued & outstanding shares- 7,506,660
                  March 31, 1999 and 7,237,429 June 30, 1998                     75,068           72,375
               Additional paid-in capital                                    15,682,245       15,334,937
               Accumulated deficit                                          (18,197,321)     (11,643,854)
                                                                           -----------------------------
                     Total Shareholders' Equity                              (2,440,008)       3,763,458
                                                                           -----------------------------

                     Total Liabilities & Shareholders' Equity              $ 11,575,510     $ 16,927,115
                                                                           =============================

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  MARCH 31,                         MARCH 31,
                                                            1999             1998             1999             1998
                                                           AMENDED                           AMENDED
                                                        -----------------------------     -----------------------------
Revenues:
        Contract revenues                               $ 16,274,699     $ 14,756,151     $ 47,658,983     $ 37,476,387
        Cost of production                                13,889,304       11,861,075       40,718,058       30,115,565
                                                        -----------------------------     -----------------------------
               Gross profit                                2,385,395        2,895,076        6,940,925        7,360,822

Operating expenses:
        Selling                                              902,567          545,586        2,536,616        1,745,037
        General and administrative                         1,948,157        2,473,250        5,169,196        5,779,168
                                                        -----------------------------     -----------------------------
Income (loss) from productions                              (465,329)        (123,760)        (764,887)        (163,383)

        Subsidiary stock option compensation                 108,800               --          326,400               --
        Corporate                                            530,262          697,796        1,157,813        1,581,264
        Depreciation & amortization                          196,562          175,806          670,898          525,877
        Restructuring costs and impairment of assets        (175,000)              --        3,357,495               --
                                                        -----------------------------     -----------------------------
Income (loss) from operations                             (1,125,953)        (997,362)      (6,277,493)      (2,270,524)

Interest income                                               16,818           32,545           46,743           62,032
Interest expense                                             (95,907)         (28,079)        (313,117)         (40,316)
                                                        -----------------------------     -----------------------------
Net income (loss) before income taxes                     (1,205,042)        (992,896)      (6,543,867)      (2,248,808)

Income taxes                                                      --               --            9,601           23,142
                                                        ---------------------------------------------------------------
Net income (loss)                                       $ (1,205,042)    $   (992,896)    $ (6,553,468)    $ (2,271,950)
                                                        =============================     =============================

Net income (loss) per share                             $      (0.16)    $      (0.15)    $      (0.89)    $      (0.35)
                                                        =============================     =============================

Weighted average number of shares outstanding              7,506,660        6,487,429        7,376,957        6,494,219
                                                        =============================     =============================

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                       1999            1998
                                                                                      AMENDED
                                                                                    ---------------------------
OPERATING ACTIVITIES:
        Net loss                                                                    $(6,553,468)    $(2,271,950)
        Adjustments to reconcile net loss to net cash
           used in operating activities:
               Depreciation & amortization                                              670,898         525,877
               Impairment of assets                                                   2,215,175              --
               Issuance of non-cash compensation expense                                326,400          75,000
               Decrease (increase) in:
                      Accounts receivable                                             1,085,012        (387,125)
                      Unbilled accounts receivable                                     (644,526)        413,019
                      Other assets                                                     (189,129)        671,821
               Increase (decrease) in:
                      Accounts payable                                                1,139,670         144,229
                      Accrued liabilities                                            (2,965,756)     (2,216,413)
                      Deferred income                                                  (899,348)       (605,786)
                      Accrued restructuring costs                                       758,760              --
                                                                                    ---------------------------
                             Net cash used in operating activities:                  (5,056,312)     (3,651,328)

INVESTING ACTIVITIES:
        Capital expenditures                                                         (1,126,730)       (382,686)
        Notes receivable                                                                230,755        (650,000)
                                                                                    ---------------------------
                             Net cash used in investing activities                     (895,975)     (1,032,686)
                                                                                    ---------------------------

FINANCING ACTIVITIES:
        Line of credit                                                                 (557,865)      2,750,000
        Bank Overdraft                                                                       --         134,140
        Debt proceeds                                                                 3,050,000              --
        Proceeds from issuance (repurchase) of common stock                             350,000        (554,750)
                                                                                    ---------------------------
                             Net cash provided by/(used in) financing activities      2,842,135       2,329,390
                                                                                    ---------------------------

Increase (decrease) in cash and cash equivalents                                     (3,110,151)     (2,354,624)
Cash and cash equivalents at beginning of period                                      3,834,023       2,354,624
                                                                                    ---------------------------

Cash and cash equivalents at end of period                                          $   723,872     $        --
                                                                                    ===========================

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

C. In November 1998, CBC made an equity investment in the Company of $350,000 by purchasing 269,231 shares of the Company's common stock for a price of $1.30 per share. CBC also purchased an additional 225,000 shares of the Company's common stock from individual shareholders. Through these transactions, CBC's ownership in the Company increased to approximately 49.1%.

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

                                    Six Months Ended
                                    12/31/98    12/31/97
                                    --------------------

            Revenues                $1,855,000  $5,801,000

            Operating Loss          $(812,000)  $(592,000)

            In connection with discontinuing the division's operations, management has estimated and accrued restructuring costs totaling $888,000. In addition to this accrual, the Company had incurred and paid costs totaling $429,000 prior to recording this accrual in December 1998. These costs were accrued when the discontinuance decisions were announced and the restructure costs could be reasonably estimated. These costs include severance payments, contract buyouts, lease obligations, non-refundable prepayments, and general office shut-down logistics. At March 31, 1999, $759,000 of these accrued expenses remained on the balance sheet. The Company believes all obligations will have been met by the close of the fiscal year ending June 30, 1999. Upon reaching the decision to discontinue the division's operations, management determined that the goodwill associated with the divisions was fully impaired. Accordingly, an impairment charge equaling the net book value of the goodwill, $2,215,000, was recognized in the quarter ended December 31, 1998.

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

Results of Operations:

            Three and Nine months Ended March 31, 1999 Compared to Three and Nine Months Ended March 31, 1998:

            The Company's total revenues increased $1,519,000 or 10% from $14,756,000 in the third quarter of fiscal year 1998 to $16,275,000 in the third quarter of fiscal year 1999. Revenues during the first nine months of the current year increased 27% from $37,476,000 through March 31, 1998 to $47,659,000 through March 31, 1999. This increase in revenue represents revenue increases of $7.5 million by The End (London), $5.6 million by Curious Pictures, and $3.8 million by The End. These increases are due primarily to the improved resources with which the subsidiaries are able to attract and retain directors. The increase in revenues at the three remaining operating divisions more than offsets the decrease in revenues due to the discontinuance of Harmony Pictures. Revenue at Harmony Pictures decreased $6.6 million during the first nine months of the current year. As mentioned above, the Company discontinued the operations of Harmony Pictures during the second quarter of fiscal year 1999.

            Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production as a percentage of revenues increased from approximately 80% to 85% during the third quarter and first nine months of fiscal year 1999 compared to similar periods of fiscal year 1998. This increase is due to bids submitted by the Company at lower margins than the previous year in an attempt to increase operating revenues and to gain work for newly signed directors. The Company believes the cost of production will decrease to previous levels as these new directors become more established. As a result of the increase in the cost of production, gross margins as a percentage of revenues decreased from 20% for the quarter and nine months ended March 31, 1998 to 15% in the same periods of fiscal year 1999.

            Selling expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of television commercial contracts. These expenses increased in conjunction with the increase in revenues. Selling expenses totaled $903,000 in the third quarter of fiscal year 1999 compared to $546,000 in the third quarter of fiscal year 1998, an increase of 65%. During the first nine months of fiscal year 1999, these expenses increased 45% compared to the same period in fiscal year 1998 due primarily to expenses related to The End (London), which has been fully operational throughout the current fiscal year but was not fully operational during the last fiscal year.

            General and administrative expenses and corporate charges consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. These expenses decreased $693,000 in the third quarter of fiscal year 1999 to $2,478,000 as compared to $3,171,000 for the third quarter of fiscal year 1998. These expenses decreased 14% during the first nine months of fiscal year 1999 as compared to the same period in fiscal year 1998, due in part to the cessation of operations at Harmony Pictures. During comparable nine-month periods of fiscal year 1999 and fiscal year 1998, general and administrative expenses at Harmony Pictures decreased $796,000 due to the discontinuation of its operations. While these expenses increased slightly at the remaining three divisions, general and administrative expenses decreased $423,000 at the corporate level due to the restructuring of the corporate offices.

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

            Depreciation and amortization expense increased in the third quarter of fiscal year 1999 by 12% and in the first nine months of fiscal year 1999 it increased by 28% compared to the same periods of fiscal year 1998, due to an overall increase in depreciable assets over the first nine months of fiscal 1999.

            Upon reaching the decision to discontinue the Harmony Pictures division, management determined that the goodwill associated with the division was fully impaired. Accordingly, an impairment charge of $2,215,000 was recognized in the second quarter of fiscal 1999. Other restructuring costs of $1,317,000 were also recognized in the second quarter and reduced by $175,000 in the third quarter on the accompanying income statement. This reduction represents a change in the estimate of costs to close the division. The restructuring costs relate to the incremental costs of discontinuing the division and include severance payments, contract buyouts, lease obligations, non-refundable prepayments, and general office shut down logistics.

            Interest income decreased $16,000 and $15,000 during the three and nine months ended March 31, 1999 respectively compared to similar periods ending March 31, 1998. Interest expense for the third quarter of fiscal year 1999 was $96,000, an increase of $68,000 over the third quarter of fiscal year 1998. During the first nine months of fiscal year 1999, interest expense increased $273,000 from $40,000 to $313,000 as a result of increased borrowings by the Company under the new credit facility the Company entered into with Heller in July 1998, as well as the interest incurred as a result of borrowings from CBC.

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


            The Company as a whole incurred net losses of $1,205,000 and $6,553,000 for the three and nine-month periods ended March 31, 1999 respectively. The losses for the nine-month period include the restructuring and asset impairment costs totaling $3,357,000 related to the discontinued operations of Harmony Pictures. During the first nine months of fiscal year 1999, the Company would have generated a net loss of only $2,109,000 if it were not for the activities of Harmony Pictures.

Liquidity and Capital Resources

            The Company's liquidity, as measured by its working capital, was a deficit of $4,807,000 at March 31, 1999 compared to a deficit of $689,000 at June 30, 1998.

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

            In November 1998, management of the Company determined it was in the best interest of the Company to discontinue the operations of the Harmony Pictures division. The division consists of Harmony Pictures, Inc., Melody Films, Inc., Lexington Films, Inc. and Pure Film, Inc. For the year ended June 30, 1998, those entities recorded revenues of $10,867,000 and an operating loss of $1,625,000. For the six months ended December 31, 1998, those entities recorded revenues of $1,855,000 and an operating loss of $812,000. An additional one-time restructuring expense of approximately $1,142,000 related to the discontinued operations of the division was recorded. Additionally, management determined that the goodwill associated with the division was fully impaired. Accordingly, an impairment charge equaling the net book value of the goodwill, $2,215,000 was recognized as well. It is management's belief that the discontinuance of operations at the Harmony Pictures division will aid the Company in meeting its working capital requirements in the future.

             Consolidated cash was $724,000 at March 31, 1999 and $3,834,000 at June 30, 1998, a decrease of $3,110,000.

            Cash used in operating activities for the nine months ended March 31, 1999 was $5,056,000. Accounts receivable at March 31, 1999 decreased $1,085,000 from June 30, 1998, and other current assets at March 31, 1999 increased $834,000 from June 30, 1998. Accounts payable at March 31, 1999 increased $1,140,000 from June 30, 1998, accrued expenses decreased $2,966,000 from June 30, 1998 to March 31, 1998, deferred income decreased $899,000 and accrued restructuring cost increased $759,000 during that same period.

            During the nine months ended March 31, 1999, cash used in investing activities was $896,000. This represents cash used for capital expenditures incurred in the normal course of operations, less the payment of the note receivable received by the Company from a former officer.

            Cash provided by financing activities during the nine months ended March 31, 1999 was $2,842,000 which was provided through the cash borrowings from CBC and the proceeds from the issuance of common stock to CBC, net of the repayment of $200,000 of the borrowings from CBC.

            During the nine months ended March 31, 1999, the Company incurred a net loss of $6,553,000 and a cash flow from operations deficit of $5,056,000, resulting in a working capital deficit of $4,807,000 and an accumulated deficit totaling $18,197,000 at March 31, 1999. At this time the Company's only firm external financing resource other than its existing asset based loan and security agreement, which requires that the Company maintain minimum stockholders equity of $3,000,000, is the commitment CBC has made to fund the Company's working capital needs through December 31, 1999. The Company has taken steps to curtail its level of net operating losses by discontinuing the operations of the Harmony Pictures division. The write-off and losses of Harmony Pictures accounted for $3,357,000 of the $6,553,000 net loss during the year. If the losses are not curtailed, the Company risks losing its line of credit and will need to rely solely on CBC until other financing options become available. In order to obtain the proceeds that the Company expects it may need during the next year, the Company intends to attempt to raise additional debt and/or equity financing. The Company is currently holding discussions with various possible financing sources and believes that the requisite financing can be obtained. However, no assurance can be given that the Company will, in fact, be able to obtain additional financing or that the terms of such financing will be favorable to the Company. The Company believes that both the expected benefits to be derived from the current restructuring of the Company's operations, including the discontinuation of operation at the Harmony Pictures division, the expected level of operations during the next year, and the continued support of CBC may offset some or all of any liquidity shortage that may occur.

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

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on October 7, 1999.

                                   HARMONY HOLDINGS, INC.


                                   BY:         /s/ James G. Gilbertson
                                               ---------------------------------
                                               James G. Gilbertson
                                   ITS: Chief Operation Officer and Chief Financial Officer