Form 10-Q
period 1999-09-30
HARMONY HOLDINGS INC
filed 1999-11-15
CIK 878246

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999; or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

Commission File Number 000-19577

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

                            YES __X__       NO _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                       Outstanding at November 3, 1999
      --------------------               -------------------------------
     COMMON STOCK, PAR VALUE                     7,506,660 SHARES
        $.01 PER SHARE

INDEX

HARMONY HOLDINGS, INC.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets - September 30, 1999 and
            June 30, 1999.

            Consolidated Statements of Operations -- Three months ended September 30, 1999 and 1998.

            Consolidated Statements of Cash Flows -- Three months ended September 30, 1999 and 1998.

            Notes to consolidated financial statements -- September 30, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings
Item 2.     Changes in Securities and Use of Proceeds
Item 3.     Defaults upon Senior Securities
Item 4.     Submission of Matters to a Vote of Security Holders
Item 5.     Other Information
Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

HARMONY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30,       JUNE 30,
                                                                     1999             1999
                                                                 (UNAUDITED)        (AUDITED)
                                                                -------------------------------
                                     ASSETS

Current assets:
         Cash and cash equivalents                               $    266,181     $  2,910,618
         Accounts receivable                                        3,107,405        6,365,303
               Allowance for doubtful accounts                       (179,664)        (253,381)
         Unbilled receivables                                         100,584               --
         Compensation draws                                           518,378               --
         Prepaid expenses                                             569,589               --
         Other current assets                                          94,308        1,690,413
                                                                -------------------------------
                     Total Current Assets                           4,476,781       10,712,953

         Property and equipment, net                                  707,801        2,629,521
         Investment in Curious Pictures                             1,122,765               --
         Goodwill, net                                                165,625          168,750
         Other assets                                                 205,175          610,231
                                                                -------------------------------
                     Total Assets                                $  6,678,147     $ 14,121,455
                                                                ===============================

                        LIABILITY & SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                        $  1,345,653     $  3,232,125
         Accrued liabilities                                        2,460,914        3,842,807
         Line of credit                                             2,124,773        2,468,527
         Due to Curious Pictures                                    1,214,093               --
         Note payable - iNTELEFILM                                  2,278,615        2,729,342
         Deferred income                                                   --        3,429,794
                                                                -------------------------------
                     Total Current Liabilities                      9,424,048       15,702,594

                     Total Liabilities                              9,424,048       15,702,594
                                                                -------------------------------

Minority interest                                                          --        2,700,000

Shareholders' equity:
         Common stock, $.01 par value:
               Authorized shares- 20,000,000
               Issued & outstanding shares- 7,506,660
                  September 30, 1999 and June 30, 1999                 75,068           75,067
               Additional paid-in capital                          17,257,277       15,682,245
               Accumulated deficit                                (20,078,246)     (20,038,452)
                                                                -------------------------------
                     Total Shareholders' Equity                    (2,745,901)      (4,281,139)
                                                                -------------------------------

                     Total Liabilities & Shareholders' Equity    $  6,678,147     $ 14,121,455
                                                                ===============================

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                               -------------------------------
                                                                    1999             1998
                                                               -------------------------------
Revenues:
     Contract revenues                                          $ 11,923,566     $ 17,304,399
     Cost of production                                           10,129,449       14,523,459
                                                               -------------------------------
         Gross profit                                              1,794,117        2,780,940

Operating expenses:
     Selling                                                         397,976          816,684
     General and administrative                                    1,024,784        1,718,626
                                                               -------------------------------
Production service income                                            371,357          245,630

     Subsidiary stock option compensation                                 --          108,800
     Corporate                                                       342,485          321,520
     Depreciation & amortization                                     100,555          209,356
                                                               -------------------------------
Income (loss) from operations                                        (71,683)        (394,046)

Gain (loss) on disposal of The End (London)                          149,964               --
Equity gain (loss) in Curious Pictures                                22,199               --
Interest income net of interest (expense)                           (140,274)        (104,485)
                                                               -------------------------------
Net income (loss) before income taxes                                (39,794)        (498,531)

Income taxes                                                              --            9,601
                                                               -------------------------------
Net income (loss)                                               $    (39,794)    $   (508,132)
                                                               ===============================

Net income (loss) per share                                     $      (0.01)    $      (0.07)
                                                               ===============================

Weighted average number of shares outstanding                      7,506,660        7,237,429
                                                               ===============================

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,

                                                                                          1999             1998
                                                                                    -------------------------------
OPERATING ACTIVITIES:
        Net gain (loss)                                                              $    (39,794)    $   (508,132)
        Adjustments to reconcile net gain (loss) to net cash
           provided by (used in) operating activities:
               Depreciation & amortization                                                100,555          209,356
               Provision for doubtful accounts                                            (73,717)              --
               (Gain) loss on disposal of The End (London)                               (149,964)              --
               (Gain) loss on equity investment in Curous Pictures                        (22,199)              --
               Issuance of non-cash compensation expense                                       --          108,800
               Decrease (increase) in:
                      Accounts receivable                                               1,886,765        1,251,980
                      Other current assets                                                (61,548)         306,302
                      Other assets                                                        (61,605)              --
               Increase (decrease) in:
                      Accounts payable                                                   (673,670)         122,326
                      Accrued liabilities                                                (326,957)      (1,333,826)
                      Due to Curious Pictures                                            (538,313)              --
                      Deferred income                                                  (1,523,617)        (123,319)
                                                                                    -------------------------------
                             Net cash provided by (used in) operating activities:      (1,484,064)          33,487

INVESTING ACTIVITIES:
        Capital (expenditures) divestitures                                              (283,523)        (962,062)
        Equity investment in Curious Pictures                                             (85,494)              --
        Other assets                                                                        3,125          230,155
                                                                                    -------------------------------
                             Net cash used in investing activities                       (365,892)        (731,907)
                                                                                    -------------------------------

FINANCING ACTIVITIES:
        Line of credit                                                                   (343,754)        (188,524)
        Payment of debt                                                                  (450,727)              --
                                                                                    -------------------------------
                             Net cash used in financing activities                       (794,481)        (188,524)
                                                                                    -------------------------------

Increase (decrease) in cash and cash equivalents                                       (2,644,437)        (886,944)
Cash and cash equivalents at beginning of period                                        2,910,618        3,834,023
                                                                                    -------------------------------

Cash and cash equivalents at end of period                                           $    266,181     $  2,947,079
                                                                                    ===============================

Harmony Holdings, Inc. Notes to Consolidated Financial Statements (unaudited) September 30, 1999

Note 1--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals with the exception of the adjustments discussed in Note 2) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnote thereto included in the Company's Form 10-K for the year ended June 30, 1999.

Additionally, effective August 1, 1999, iNTELEFILM Corporation ("iNTELEFILM"), the Company's majority shareholder, purchased 51% of the outstanding stock of Curious Pictures Corporation ("Curious Pictures") (see Note 2B). As a result, for financial statement purposes, the Company will account for Curious Pictures' operations under the equity method, rather than consolidating their financial results as it has for all periods prior to August 1, 1999.

Note 2--Significant Transactions During Fiscal Year Ending June 30, 2000

The following significant transactions occurred during the first three months of the fiscal year ending June 30, 2000 and are considered not-recurring:

A. Effective July 1, 1999, the Company sold 90% of the issued and outstanding shares of capital stock of The End (London), LTD ("The End (London)") to a principal executive (the "Purchaser") of The End (London) for nominal consideration. The End (London) is a commercial production company based in London, England, and, prior to this sale, was a wholly owned subsidiary of the Company. For the fiscal year ended June 30, 1999 and 1998, The End (London) had gross revenues of approximately $11.2 million and $3.7 million, and net losses of approximately $862,000 and $591,000, respectively. The Company retained all rights to the "The End (London)" name and logo. In connection with the sale, the Company and the Purchaser entered into an agreement granting the Purchaser the right, under certain circumstances, to purchase the remaining 10% equity interest in The End (London) from the Company for approximately $803,000.

B. Effective August 1, 1999, iNTELEFILM purchased the option and share transfer agreement ("the Option Agreement") entered into by the Company and the four principal executives of Curious Pictures (collectively, "Curious Management"). Pursuant to the purchase agreement and based on the results of operations of Curious Pictures, it was agreed by all parties, including the Company, that Curious Management's options to purchase the 50% equity interest in Curious Pictures had fully vested and were exercisable for consideration totaling $50. iNTELEFILM immediately exercised those options. iNTELEFILM also acquired a 1% equity interest owned by Curious Management that was conveyed to Curious Management upon signing the Option Agreement. The consideration paid to Curious Management by iNTELEFILM for the aforementioned acquisitions aggregated $3.0 million, consisting of $1.5 million in cash and a $1.5 million note receivable. As a result of this transaction, the Company currently owns 49% of the outstanding stock of Curious Pictures and iNTELEFILM owns 51% of the stock.

         At the same time, Curious Pictures entered new five-year employment agreements with Curious Management which are retroactive to January 1, 1999. As part of the compensation to be paid to Curious Management, each member of Curious Management was granted the right to purchase from the Company one share (representing 1% of the capital stock of Curious Pictures) of the Company's remaining 49 shares at the end of each employment year. As a result, if all of the members of Curious Management exercise all of the new options over the five-year term of their employment agreements, iNTELEFILM will own 51% of the Curious Pictures stock, Curious Management will collectively own 20%, and the Company will own the remaining 29%. The Company, iNTELEFILM, and Curious Management also entered a Stock Agreement effective as of August 1, 1999. Under this agreement, the members of Curious Management were granted the right to sell to iNTELEFILM the shares of Curious Pictures that they earn from the Company (the put right), and iNTELEFILM obtained the right to purchase such shares from Curious Management (the call right). The price per share to be paid by iNTELEFILM to Curious Management for each share under the put and call rights is $96,774 per share.

Note 3--Investment in Curious Pictures

                  Effective August 1, 1999, the Company has a 49% equity investment in Curious Pictures (see Note 2B). Curious Pictures' operations are summarized as follows for the period of August 1, 1999 through September 30, 1999:

                                             Two Months
                                             Ended 9/30/99
                                             -------------

                   Contract revenues         $4,454,740
                   Cost of production         3,506,762
                                             ----------

                   Gross profit                 947,978
                   Operating expenses           906,440
                                             ----------

                   Income from operations        41,538
                   Interest (income)             (3,765)
                                             ----------

                   Net income                   $45,303
                                             ----------

                  Curious Pictures results from operations are accounted for under the equity method for all periods after August 1, 1999. Previous periods are consolidated in the Company's financial statements. As a result of the transition to the equity method, the Company increased paid-in capital by $1.1 million to state the investment at the Company's prorata share of Curious Pictures' net assets.

Note 4--Reclassifications

                  Certain amounts in the 1999 financial statements have been reclassified to conform with 2000 presentation. These reclassifications have no effect on the accumulated deficit or the net loss previously reported.

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

Overview

         During the quarter ended September 30, 1999, the Company operated through two major groups, or divisions. Each division consists of one of the Company's subsidiaries, which subsidiary in turn may operate one or more of its own subsidiaries. The two principal subsidiaries that represent the major operating divisions are The End, Inc. ("The End") and Curious Pictures. The End is a wholly owned subsidiary of the Company. Curious Pictures operated as a majority owned subsidiary during July 1999 only. Effective August 1, 1999, the Company owns only 49% of Curious Picture's common stock (see Note 2B of the attached financial statements). As a result, the Company will recognize, as an equity investment, 49% of the income or loss produced by Curious Pictures. During the fiscal year ended June 30, 1999, the Company operated two additional divisions, Harmony Pictures, Inc. ("Harmony Pictures") and The End (London). Harmony Pictures discontinued operations during the second quarter of fiscal year 1999, and the Company sold 90% of the stock of The End (London) as of July 1, 1999 (see Note 2A of the attached financial statements).

Results of Operations:

         Three months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998:

         The Company's total revenues decreased $5,381,000 or 31% from
$17,305,000
in the first quarter of fiscal year 1999 to $11,924,000 in the first quarter of fiscal year 2000. Of the decrease in revenues, $5.9 million is from the two divisions no longer operated by the Company, while $2.9 million is from revenues of Curious Pictures which is no longer consolidated in the Company's financial statements. Revenues at The End increased $3.5 million in the first quarter of fiscal year 2000 compared to the same period in the prior year. These increases were due primarily to the improved resources with which The End is able to attract and retain directors.

         Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials and music videos including film, crews, location fees and commercial directors' fees. Cost of production as a percentage of revenues increased from approximately 84% to 85% in the first quarter of fiscal year 2000 compared to the same period of fiscal year 1999. As a result of the increase in the cost of production, gross margins as a percentage of revenues decreased from 16% for the quarter ended September 30, 1998 to 15% in the quarter ended September 30, 1999. Additionally, the addition of several new directors led to the submission of lower bids by the Company in an attempt to increase operating revenues and to gain work for newly signed directors. The Company believes the cost of production as a percentage of revenue will decrease as new directors become more established.

         Selling expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of production contracts. Selling expenses totaled $398,000 in the first quarter of fiscal year 2000 compared to $817,000 in the same period of fiscal year 1999, a decrease of $419,000. Selling expense at The End increased $50,000 during these comparative periods, while a decrease of $469,000 is related to Curious Pictures and the two divisions no longer operated by the Company.

         General and administrative expenses consist of overhead costs such as office rent and expenses, general and administrative payroll, and related items. General and administrative expenses decreased $694,000 in the first quarter of fiscal year 2000 to $1,025,000 as compared to $1,719,000 for the first quarter of fiscal year 1999. These expenses increased $341,000 at The End due primarily to the increased activities at The End's subsidiaries as new directors were signed. The decrease of $1,035,000 is related to Curious Pictures and the two divisions no longer operated by the Company.

         The $109,000 stock option compensation expense reported during the quarter ended September 30,1999 represented a non-cash charge resulting from certain managers of Curious Pictures earning stock options of Curious Pictures. This agreement terminated upon iNTELEFILM's exercise of the options granted (see
Note 2B to the financial statements).

         Corporate charges increased $21,000 or 7% in the first quarter of fiscal year 2000 compared to the same period of fiscal 1999.

         Depreciation and amortization expense decreased in the first quarter of fiscal year 2000 by $109,000 or 52% compared to the first quarter of fiscal year 1999. This expense decreased primarily due to the discontinuance of operations of Harmony Pictures which led to the write-off of the related goodwill.

         As a result of the sale of 90% of the Company's interest in The End (London) (see Note 2A to the financial statements), the Company was relieved of liabilities in excess of assets forfeited, resulting in a non-cash gain to the Company of $150,000.

         Interest expense increased $36,000 during the first quarter of fiscal year 2000 compared to fiscal year 1999, as a result of increased borrowings by the Company under its credit facility, as well as the interest incurred as a result of borrowings from iNTELEFILM.

         Income tax expense decreased $10,000 in the first quarter of fiscal year 2000 as compared to the first quarter of fiscal year 1999. The Company's effective income tax rate varied from the statutory federal tax rate as a result of state taxes and an increase in the valuation allowance booked against the deferred tax asset. A valuation allowance has been established for the full amount of the Company's net deferred tax asset, as the Company cannot determine that it is more likely than not that the deferred tax assets (primarily net operating loss carryforwards) will be realized.

         The Company incurred net losses of $40,000 and $508,000 for the three-month periods ended September 30, 1999 and 1998, respectively.

Liquidity and Capital Resources

         The Company's liquidity, as measured by its working capital, was a deficit of $4,948,000 at September 30, 1999 compared to a deficit of $4,990,000 at June 30, 1999.

         Consolidated cash was $266,000 at September 30, 1999 and $2,911,000 at June 30, 1999, a decrease of $2,645,000.

         Although the Company's net loss for the quarter ended September 30, 1999 was $40,000, cash used in operating activities for the quarter ended September 30, 1999 was $1,484,000. Net of the effect of the sale of the End (London) and the effect of not consolidating Curious Pictures, accounts receivable at September 30, 1999 decreased $1,887,000 from June 30, 1999, and other assets at September 30, 1999 increased $123,000 from June 30, 1999. Accounts payable at September 30, 1999 decreased $674,000 from June 30, 1999, other liabilities decreased $865,000 from June 30, 1999 to September 30, 1999, and deferred income decreased $1,524,000 during that same period.

         During the quarter ended September 30, 1999, cash used in investing activities was $366,000. This represents cash used for capital expenditures incurred in the normal course of operations, and cash forfeited in the transactions involving The End (London) and Curious Pictures (see Note 2A & 2B to the financial statements).

         Cash used in financing activities during the quarter ended September 30, 1999 was $794,000, which was used to pay down the line of credit and to repay borrowings from iNTELEFILM.

         To date, the Company has funded a portion of its working capital needs through a revolving line of credit with Freemont Funding, Inc. (" Freemont"), which provides for borrowings of up to $5.0 million, based on acceptable accounts receivable. This line of credit bears interest at a variable rate (9.75% at September 30, 1999) and is secured by a lien on all of the Company's assets. The loan and security agreement requires the Company to comply with certain restrictive covenants, one of which is that the Company maintains a minimum shareholders' equity of $3.0 million. As of September 30, 1999, the Company had negative shareholders' equity of $2.7 million, and as a result, is in default of the agreement. As a result, Freemont has the right to declare all obligations under this agreement immediately due and payable. However, in preliminary negotiations, Freemont has agreed to forbear from exercising these rights until a date in the first quarter of 2000, yet to be determined, provided the Company meets certain conditions. These conditions include, but are not limited to, the Company delivering to Freemont, on or before a date in January 2000, yet to be determined, a commitment letter for the consummation of a financing that will result in the repayment of all obligations owed Freemont by the Company. As part of these preliminary negotiations, Freemont has agreed to continue to make advances to the Company during this time period, provided all conditions of the agreement are met. The Company's obligations under the credit facility are guaranteed by iNTELEFILM.

         As the Company's operations have not been able to support its working capital needs, iNTELEFILM, the Company's principal stockholder, has extended its undertaking to provide the Company with such funds as necessary to meet its working capital requirements through December 31, 1999. Such additional funds have to date been, and may in the future be in the form of loans or the purchase of securities. During the last fiscal year, iNTELEFILM advanced the Company an aggregate of $3.3 million as evidenced by promissory notes, each due within 30 days of demand and each bearing interest at a rate of 14% per annum. At September 30, 1999, advances totaling $2.3 million remained outstanding.

         For nominal consideration, effective July 1, 1999, the Company sold 90% of the issued and outstanding shares of capital stock of The End (London). Prior to this sale, The End (London) was a wholly owned subsidiary of the Company. For the fiscal year ended June 30, 1998 and 1999, The End (London) had gross revenues of $3.7 million and $11.2 million and net losses of $591,000 and $862,000, respectively. In connection with the sale of the stock, the Purchaser, under certain circumstances, may purchase the remaining 10% equity interest in The End (London) from the Company for approximately $803,000. As a result of this transaction, the Company was relieved of approximately $1.5 million in liabilities and forfeited approximately $1.3 million of assets, including $314,000 of cash. The disposal of this subsidiary will relieve the Company of the need to financially support this subsidiary and should improve future liquidity.

         Effective as of August 1, 1999, iNTELEFILM purchased the Option Agreement entered into by the Company and Curious Management dated December 15, 1996. Immediately following the purchase of the Option Agreement, iNTELEFILM exercised these options. iNTELEFILM also acquired a 1% equity interest owned by Curious Management that was conveyed to Curious Management upon signing the Option agreement. As a result of this transaction the Company currently owns 49% of the outstanding stock of Curious Pictures and iNTELEFILM owns 51% of the stock. Prior to the acquisition, the Company owned 99% of the outstanding shares of Curious Pictures, and Curious Management owned 1%. By having its interest in Curious Pictures reduced to below 50%, the Company no longer consolidates the revenues and expenses of this division, rather it accounts for Curious Pictures as an equity investment. Additionally, the Company now reflects on its balance sheet, the amount due to Curious Pictures, which totaled $1.8 million and $1.2 million at August 1, and September 30, 1999, respectively. Prior to the aforementioned transaction, this payable was eliminated through the consolidation of Curious Pictures.

         During the quarter ended September 30, 1999, the Company incurred a net loss of $40,000 and a cash flow from operations deficit of $1.5 million, resulting in a working capital deficit of $5.0 million and an accumulated deficit totaling $20.1 million at September 30, 1999. At this time the Company's only external financing resources are its existing asset based loan and security agreement with Freemont, its notes payable with iNTELEFILM which are due on demand, and iNTELEFILM's expressed intention to fund the Company's working capital needs through December 31, 1999. As the Company is currently in default of its agreement with Freemont, Freemont has the right to declare all obligations under this agreement immediately due and payable and, if the indebtedness is not repaid, to foreclose on the Company's assets. However, Freemont has agreed to forbear from exercising these rights until a date in the first quarter of 2000, yet to be determined, provided the Company meets certain conditions. These conditions include, but are not limited to, the Company delivering to Freemont, on or before a date in January 2000, yet to be determined, a commitment letter for the consummation of a financing that will result in the repayment of all obligations owed Freemont by the Company. Freemont has agreed to continue to make advances to the Company during this time period, provided all conditions of the agreement are met. To date, the Company has not obtained a commitment from any lender or other financing source for a facility that will either replace the Freemont credit facility or result in the repayment of the Freemont loan. If the Company is not able to repay the Freemont loan in full upon the expiration of the forbearance agreement in the first quarter of 2000, Freemont will be entitled to foreclose on all of the Company's assets. In addition, even if the Company is able to repay the Freemont loan in full, unless the Company obtains an alternate credit facility, the Company will not be able to fund its working capital needs which, in turn, will materially and adversely affect the Company's future liquidity and operation. No assurance can be given that the Company will be able to repay the Freemont loan in the first quarter of 2000, or that the Company will be able to find an alternative source of financing to fund its future working capital needs. Given these circumstances, the Company will be dependent on financing from iNTELEFILM until other financing options become available. However, no legally binding commitment for financing exists between the Company and iNTELEFILM, and no assurance can be given that financing will be offered by iNTELEFILM or that said financing, if offered, will be in a form acceptable to the Company. Primarily as a result of these items, the Company's independent certified public accountants modified their opinion on the Company's June 30, 1999 Consolidated Financial Statements to contain a paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern.

         Management expects that the amount of cash required in its future operations will be substantially diminished as a result of the benefits derived from the discontinuation of Harmony Pictures and the sale of 90% of The End (London). Harmony Pictures and the End (London) incurred losses of $4.4 million and $862,000 for the year ended June 30, 1999, respectively. This $4.4 million loss of Harmony Pictures includes $3.4 million of restructuring and impairment of asset charges recognized in connection with the closing of Harmony Pictures. Additionally, The End recorded revenues of $35.1 million and $10.6 million for the year ended June 30, 1999 and the quarter ended September 30, 1999 respectively, and earned income from production of $605,000 and $267,000 for the year ended June 30, 1999 and the quarter ended September 30, 1999 respectively. Although the Company believes that its operating expenses will be significantly reduced in the future due to the reorganization it has now completed, the Company does not expect that, in the near future, its operations will generate sufficient cash to fund its working capital needs and to repay its outstanding indebtedness. Accordingly, the Company will continue to be dependent upon iNTELEFILM for financing. In the event that the Company is unable to obtain a form of funding from iNTELEFILM, the Company will need to obtain alternate financing. However, no assurance can be given that the Company will, in fact, be able to obtain alternate financing or that the terms of such financing will be favorable to the Company. In that event, the Company may have to take additional steps to further reduce its operating expenses, which may negatively impact the Company's operations.

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

          Not applicable.

Item 3.   Defaults Upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

Item 5.   Other Information.

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          Exhibits.

          27      Financial Data Schedule

          Reports on Form 8-K.

         1. The Company's Current Report on Form 8-K filed on August 6, 1999, relating to the sale of 90% of the issued and outstanding stock of The End (London) to Julia Reed, the executive producer of The End (London) and the purchase by iNTELEFILM_ Corporation of 51% of Curious Pictures Corporation from the four principal executives of Curious Pictures.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on November 12, 1999.

                                       HARMONY HOLDINGS, INC.


                                       BY:  /s/ James G. Gilbertson
                                            ------------------------------------
                                            James G. Gilbertson
                                       ITS: Chief Operation Officer and
                                            Chief Financial Officer