Form 10-Q
period 1999-12-31
HARMONY HOLDINGS INC
filed 2000-02-14
CIK 878246

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999; or

      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
      ___________.

Commission File Number 000-19577

                             HARMONY HOLDINGS, INC.
           ----------------------------------------------------------
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

                               YES _X_   NO ___

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         Class                                  Outstanding at February 10, 2000
 ---------------------                          --------------------------------

COMMON STOCK, PAR VALUE                                 7,506,660  SHARES
    $.01 PER SHARE

INDEX

HARMONY HOLDINGS, INC.

PART I.     FINANCIAL INFORMATION
-------     ---------------------

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets -- December 31, 1999 and June 30, 1999.

            Consolidated Statements of Operations -- Three and six months ended December 31, 1999 and 1998.

            Consolidated Statements of Cash Flows -- Six months ended December 31, 1999 and 1998.

            Notes to consolidated financial statements -- December 31, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.    OTHER INFORMATION
--------    -----------------

Item 1.     Legal Proceedings
Item 2.     Changes in Securities and Use of Proceeds
Item 3.     Defaults upon Senior Securities
Item 4.     Submission of Matters to a Vote of Security Holders
Item 5.     Other Information
Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

PART I.                FINANCIAL INFORMATION

Item 1.                Financial Statements

HARMONY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,       JUNE 30,
                                                                               1999              1999
                                                                            (UNAUDITED)       (AUDITED)
                                                                           -----------------------------
                                                    ASSETS
Current assets:
         Cash and cash equivalents                                         $  1,066,823     $  2,910,618
         Accounts receivable                                                  4,328,541        6,365,303
               Allowance for doubtful accounts                                 (319,716)        (253,381)
         Compensation draws                                                     699,160               --
         Prepaid expenses                                                       370,105               --
         Other current assets                                                   106,112        1,690,413
                                                                           -----------------------------
                     Total Current Assets                                     6,251,025       10,712,953

         Property and equipment, net                                            751,876        2,629,521
         Investment in Curious Pictures                                       1,369,269               --
         Goodwill, net                                                          162,500          168,750
         Other assets                                                           194,387          610,231
                                                                           -----------------------------
                     Total Assets                                          $  8,729,057     $ 14,121,455
                                                                           =============================

                                       LIABILITY & SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                  $  1,094,832     $  3,232,125
         Accrued liabilities                                                  1,884,285        3,842,807
         Line of credit                                                       3,548,911        2,468,527
         Due to Curious Pictures                                              1,609,553               --
         Note payable - iNTELEFILM                                            3,193,615        2,729,342
         Deferred income                                                      1,239,527        3,429,794
                                                                           -----------------------------
                     Total Current Liabilities                               12,570,723       15,702,594

                     Total Liabilities                                       12,570,723       15,702,594
                                                                           -----------------------------

Minority interest                                                                    --        2,700,000

Shareholders' equity:
         Common stock, $.01 par value:
               Authorized shares- 20,000,000
               Issued & outstanding shares- 7,506,660
                  December 31, 1999 and June 30, 1999                            75,068           75,067
               Additional paid-in capital                                    17,257,278       15,682,245
               Accumulated deficit                                          (21,174,012)     (20,038,452)
                                                                           -----------------------------
                     Total Shareholders' Equity                              (3,841,666)      (4,281,139)
                                                                           -----------------------------

                     Total Liabilities & Shareholders' Equity              $  8,729,057     $ 14,121,455
                                                                           =============================

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           DECEMBER 31,                     DECEMBER 31,
                                                  -----------------------------     -----------------------------
                                                       1999            1998             1999             1998
                                                  -----------------------------     -----------------------------
Revenues:
     Contract revenues                            $  7,886,708     $ 14,079,885     $ 19,810,274     $ 31,384,284
     Cost of production                              7,266,853       12,305,295       17,396,302       26,828,754
                                                  -----------------------------     -----------------------------
         Gross profit                                  619,855        1,774,590        2,413,972        4,555,530

Operating expenses:
     Selling                                           358,965          817,365          756,941        1,634,049
     General and administrative                      1,007,353        1,502,414        2,032,137        3,221,040
                                                  -----------------------------     -----------------------------
Production service income                             (746,463)        (545,189)        (375,106)        (299,559)

     Subsidiary stock option compensation                   --          108,800               --          217,600
     Corporate                                         358,883          306,030          701,368          627,550
     Depreciation & amortization                        80,270          264,980          180,825          474,336
     Restructuring cost & impairment of assets              --        3,532,495                         3,532,495
                                                  -----------------------------     -----------------------------
Income (loss) from operations                       (1,185,616)      (4,757,494)      (1,257,299)      (5,151,540)

Gain (loss) on disposal of The End (London)            (30,456)              --          119,508               --
Equity gain (loss) in Curious Pictures                 266,220               --          288,419               --
Interest income net of interest (expense)             (145,914)         (82,800)        (286,188)        (187,285)
                                                  -----------------------------     -----------------------------
Net income (loss) before income taxes               (1,095,766)      (4,840,294)      (1,135,560)      (5,338,825)

Income taxes                                                --               --               --            9,601
                                                  -----------------------------     -----------------------------
Net income (loss)                                 $ (1,095,766)    $ (4,840,294)    $ (1,135,560)    $ (5,348,426)
                                                  =============================     =============================

Net income (loss) per share                       $      (0.15)    $      (0.66)    $      (0.15)    $      (0.73)
                                                  =============================     =============================

Weighted average number of shares outstanding        7,506,660        7,389,603        7,506,660        7,313,516
                                                  =============================     =============================

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                  DECEMBER 31,

                                                                              1999            1998
                                                                          ---------------------------
OPERATING ACTIVITIES:
        Net gain (loss)                                                   $(1,135,560)    $(5,348,426)
        Adjustments to reconcile net gain (loss) to net cash
           provided by (used in) operating activities:
               Depreciation & amortization                                    180,825         474,336
               Impairment of assets                                                --       2,215,175
               Provision for doubtful accounts                                 66,335              --
               (Gain) loss on disposal of The End (London)                   (119,508)             --
               (Gain) loss on equity investment in Curous Pictures           (288,419)             --
               Issuance of non-cash compensation expense                           --         217,600
               Decrease (increase) in:
                      Accounts receivable                                     665,629       2,855,638
                      Other current assets                                     45,935        (579,667)
                      Other assets                                            (50,817)             --
               Increase (decrease) in:
                      Accounts payable                                       (924,491)        543,314
                      Accrued liabilities                                    (903,586)     (3,344,794)
                      Due to Curious Pictures                                (142,853)             --
                      Deferred income                                        (284,090)       (553,297)
                      Accrued restructuring costs                                  --         887,794
                                                                          ---------------------------
                             Net cash used in operating activities:        (2,890,600)     (2,632,327)

INVESTING ACTIVITIES:
        Capital (expenditures) divestitures                                  (438,324)       (771,978)
        Equity investment in Curious Pictures                                 (65,778)             --
        Other assets                                                            6,250         230,555
                                                                          ---------------------------
                             Net cash used in investing activities           (497,852)       (541,423)
                                                                          ---------------------------

FINANCING ACTIVITIES:
        Line of credit                                                      1,080,384        (544,616)
        Payment of debt/debt proceeds                                         464,273         875,000
        Proceeds from issuance of common stock                                     --         350,000
                                                                          ---------------------------
                             Net cash obtained in financing activities      1,544,657         680,384
                                                                          ---------------------------

Decrease in cash and cash equivalents                                      (1,843,795)     (2,493,366)
Cash and cash equivalents at beginning of period                            2,910,618       3,834,023
                                                                          ---------------------------

Cash and cash equivalents at end of period                                $ 1,066,823     $ 1,340,657
                                                                          ===========================

Harmony Holdings, Inc. Notes to Consolidated Financial Statements (unaudited) December 31, 1999

Note 1--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals with the exception of the adjustments discussed in Note 2) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1999.

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

Note 2--Significant Transactions During Fiscal Year Ending June 30, 2000

The following significant transactions occurred during the first six months of the fiscal year ending June 30, 2000 and are considered non-recurring:

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

B. Effective August 1, 1999, iNTELEFILM purchased the option and share transfer agreement ("the Option Agreement") entered into by the Company and the four principal executives of Curious Pictures (collectively, "Curious Management"). Pursuant to the purchase agreement and based on the results of operations of Curious Pictures, it was agreed by all parties, including the Company, that the underlying options to purchase the 50% equity interest in Curious Pictures had fully vested and were exercisable for consideration totaling $50. iNTELEFILM immediately exercised those options. iNTELEFILM also acquired a 1% equity interest from Curious Management that was originally conveyed to Curious Management upon signing the Option Agreement. The consideration paid to Curious Management by iNTELEFILM for the aforementioned acquisitions aggregated $3.0 million, consisting of $1.5 million in cash and a $1.5 million note receivable. As a result of this transaction, the Company currently owns 49% of the outstanding stock of Curious Pictures and iNTELEFILM owns 51% of the stock.

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

Note 3--Investment in Curious Pictures

                        Effective August 1, 1999, the Company has a 49% equity
            investment in Curious Pictures (see Note 2B). Curious Pictures' operations are summarized as follows for the period of August 1, 1999 through December 31, 1999:

                                                  Three Months     Five Months
                                                 Ended 12/31/99   Ended 12/31/99
                                                 --------------   --------------

                        Contract revenues         $  6,447,496     $ 10,902,237
                        Cost of production           4,711,873        8,218,636
                                                  ------------     ------------

                        Gross profit                 1,735,623        2,683,601
                        Operating expenses           1,192,984        2,099,423
                                                  ------------     ------------

                        Income from operations         542,639          584,178
                        Interest (income)                 (668)          (4,432)
                                                  ------------     ------------

                        Net income                $    543,307     $    588,610
                                                  ------------     ------------

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

Overview

            During the six months ended December 31, 1999, the Company operated through two major divisions. Each division consists of one of the Company's subsidiaries, which subsidiary in turn may operate one or more of its own subsidiaries. The two principal subsidiaries that represent the major operating divisions are The End, Inc. ("The End") and Curious Pictures. The End is a wholly owned subsidiary of the Company. Curious Pictures operated as a majority owned subsidiary during July 1999 only. Effective August 1, 1999, the Company's ownership of Curious Picture's was reduced to 49% (see Note 2B of the attached financial statements). As a result, the Company will hereafter recognize, as an equity investment, 49% of the income or loss produced by Curious Pictures. During the fiscal year ended June 30, 1999, the Company operated two additional divisions, Harmony Pictures, Inc. ("Harmony Pictures") and The End (London). Harmony Pictures discontinued operations during the second quarter of fiscal year 1999, and the Company sold 90% of the stock of The End (London) as of July 1, 1999 (see Note 2A of the attached financial statements). Accordingly, the results of operations for periods in the fiscal year ended June 30, 1999 reflect the operations of two subsidiaries that are not included in the results of operations in the current fiscal year.

Results of Operations:

            Three and Six Months Ended December 31, 1999 Compared to Three and Six Months Ended December 31, 1998:

            The Company's total revenues decreased $6,193,000 or 44% from $14,080,000 in the second quarter of fiscal year 1999 to $7,887,000 in the second quarter of fiscal year 2000. During the six months ended December 31, 1999, revenues decreased $11,574,000 or 37% compared to the same period of fiscal year 1999. Of the decrease in revenues, $8.3 million is from the two divisions no longer operated by the Company, while $8.1 million is from revenues of Curious Pictures which is no longer consolidated in the Company's financial statements. Revenues at The End increased $4.8 million in the first half of fiscal year 2000 compared to the same period in the prior year. These increases were due primarily to the improved resources with which The End is able to attract and retain directors.

            Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials and music videos including film, crews, location fees and commercial directors' fees. Cost of production as a percentage of revenues increased from approximately 87% to 92% in the second quarter of fiscal year 2000 compared to the same period of fiscal year 1999, and from 85% to 88% in the first half of fiscal year 2000 compared to the same period of the prior year. Exclusive of Curious Pictures and the two divisions on longer operated by the Company, The End's cost of production increased from 84% to 86% during the first half of fiscal 2000 compared to the same period of the prior fiscal year. The addition of several new directors led to the submission of lower bids by the Company in an attempt to increase operating revenues and to gain work for newly signed directors. The Company believes the cost of production as a percentage of revenue will decrease as new directors become more established.

            Selling expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of production contracts. Selling expenses totaled $359,000 and $757,000 in the second quarter and first half of fiscal year 2000, respectively, compared to $817,000 and $1,634,000 in the second quarter and first half of fiscal year 1999, respectively. Of this 54% decrease during these comparative six month periods, a $1.02 million decrease is related to Curious Pictures and the two divisions no longer operated by the Company while selling expense at The End increased $147,000.

            General and administrative expenses consist of overhead costs such as office rent and expenses, general and administrative payroll, and related items. General and administrative expenses decreased $495,000 in the second quarter of fiscal year 2000 to $1,007,000 as compared to $1,502,000 for the second quarter of fiscal year 1999. These expenses decreased $1,189,000 or 37% during the first half of fiscal year 2000 compared to the same period of the prior year. General and administrative expenses increased $709,000 at The End due primarily to the increased activities at The End's subsidiaries as new directors were signed. The decrease of $1.9 million is related to Curious Pictures and the two divisions no longer operated by the Company.

            The $218,000 stock option compensation expense reported during the six months ended December 31, 1999 represented a non-cash charge resulting from certain managers of Curious Pictures earning stock options of Curious Pictures. This agreement terminated upon iNTELEFILM's exercise of the options granted (see
Note 2B to the financial statements).

            Corporate charges increased $53,000 and $74,000 in the second quarter and first half of fiscal year 2000, respectively, compared to respective periods in fiscal 1999. This 12% increase is due primarily to additional professional fees incurred in litigation, renegotiating contracts, and negotiations with Finova Capital Corporation ("Finova") (see Liquidity and Capital Resources).

            Depreciation and amortization expense decreased in the second quarter of fiscal year 2000 by $185,000 or 70% compared to the second quarter of fiscal year 1999. Depreciation and amortization decreased by 62% in the first half of the current fiscal year compared to the first half of fiscal 1999. This expense decreased primarily due to the two divisions no longer operated by the Company and Curious Pictures.

            As a result of the sale of 90% of the Company's interest in The End (London) (see Note 2A to the financial statements), the Company was relieved of liabilities in excess of assets forfeited, resulting in a non-cash gain to the Company of $120,000.

            Interest expense increased $63,000 during the second quarter of fiscal year 2000 compared to fiscal year 1999, and increased $99,000 during the first half of fiscal year 2000 compared to the same period in fiscal year 1999. This increase was a result of increased borrowings by the Company under its credit facility, as well as the interest incurred as a result of borrowings from iNTELEFILM.

            No income tax expense has been reported since the period ended September 30, 1998. The Company's effective income tax rate varied from the statutory federal tax rate as a result of state taxes and an increase in the valuation allowance booked against the deferred tax asset. A valuation allowance has been established for the full amount of the Company's net deferred tax asset, as the Company cannot determine that it is more likely than not that the deferred tax assets (primarily net operating loss carryforwards) will be realized.

            The Company incurred net losses of $1,136,000 and $5,348,000 for the six-month periods ended December 31, 1999 and 1998, respectively. The net losses for the periods ended December 31, 1999 included a one-time charge for restructuring costs and the impairment of assets related to discontinuing the operations of Harmony Pictures.

Liquidity and Capital Resources

            The Company's liquidity, as measured by its working capital, was a deficit of $6,320,000 at December 31, 1999 compared to a deficit of $4,990,000 at June 30, 1999.

            Consolidated cash was $1,067,000 at December 31, 1999 and $2,911,000 at June 30, 1999, a decrease of $1,844,000.

            Although the Company's net loss for the six months ended December 31, 1999 was $1,136,000, cash used in operating activities for the six months ended December 31, 1999 was $2,891,000. Net of the effect of the sale of the End

(London) and the effect of not consolidating Curious Pictures, accounts receivable at December 31, 1999 decreased $666,000 from June 30, 1999, and other assets at December 31, 1999 increased $5,000 from June 30, 1999. Accounts payable at December 31, 1999 decreased $924,000 from June 30, 1999, other liabilities decreased $1,046,000 from June 30, 1999 to December 31, 1999, and deferred income decreased $284,000 during that same period.

            During the six months ended December 31, 1999, cash used in investing activities was $498,000. This represents cash used for capital expenditures incurred in the normal course of operations, and cash forfeited in the transactions involving The End (London) and Curious Pictures (see Note 2A & 2B to the financial statements).

            Cash obtained in financing activities during the six months ended December 31, 1999 was $1,545,000, which was a result of increased use of the line of credit and borrowings from iNTELEFILM.

            To date, the Company has funded a portion of its working capital needs through a revolving line of credit with Finova, which provided for borrowings of up to $5.0 million, based on acceptable accounts receivable. This line of credit bears interest at a variable rate (10.0% at December 31, 1999) and is secured by a lien on all of the Company's assets. The loan and security agreement requires the Company to comply with certain restrictive covenants, one of which is that the Company maintains a minimum shareholders' equity of $3.0 million. As of December 31, 1999, the Company had negative shareholder's equity of $3.8 million, and accordingly, is in default of the agreement. As a result, the Company and Finova entered into a forbearance agreement whereby Finova agreed to forbear its right to declare the Company's obligation immediately due and payable until March 1, 2000. However, the Company is no longer able to borrow against the line of credit. The Company's obligations under the credit facility are guaranteed by iNTELEFILM.

            As the Company's operations have not been able to support its working capital needs, iNTELEFILM, the Company's principal stockholder, has historically provided the Company with such funds as necessary to meet its working capital requirements. Such additional funds have to date been in the form of loans or the purchase of securities. Of the advances made to the Company by iNTELEFILM as evidenced by promissory notes, each due within 30 days of demand and each bearing interest at a rate of 14% per annum, $3.3 million remained outstanding at December 31, 1999.

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

            Effective as of August 1, 1999, iNTELEFILM purchased, from Curious Management, the Option Agreement entered into by the Company and Curious Management dated December 15, 1996. In order to keep Curious Pictures and Curious Management together in the Company, the Company's board of directors agreed to allow iNTELEFILM to purchase this agreement for the benefit of both parties, and consented to the final agreement whereby, immediately following the purchase of the Option Agreement, iNTELEFILM exercised these options and also acquired a 1% equity interest owned by Curious Management. As a result of this transaction, the Company currently owns 49% of the outstanding stock of Curious Pictures and iNTELEFILM owns 51% of the stock. Prior to the acquisition, the Company owned 99% of the outstanding shares of Curious Pictures, and Curious Management owned 1%. Additionally, the members of Curious Management entered into new five-year employment agreements whereby their compensation includes the right to purchase from the Company an additional 20% of the Curious Pictures shares held by the Company. In turn Curious Management may sell these shares to iNTELEFILM, thereby, decreasing the Company's ownership in Curious Pictures and increasing iNTELEFILM's ownership in Curious Pictures (see Note 2B to the financial statements). By having its interest in Curious Pictures reduced to below 50%, the Company no longer consolidates the revenues and expenses of this division, rather it accounts for Curious Pictures as an equity investment. Additionally, the Company now reflects on its balance sheet, the amount due to Curious Pictures, which totaled $1.8 million and $1.6 million at August 1, and December 31, 1999, respectively. Prior to the aforementioned transaction, this payable was eliminated through the consolidation of Curious Pictures.

            During the six months ended December 31, 1999, the Company incurred a net loss of $1.1 million and a cash flow from operations deficit of $2.9 million, resulting in a working capital deficit of $6.3 million and an accumulated deficit totaling $21.2 million at December 31, 1999. At this time the Company's only external financing resources are its notes payable with iNTELEFILM which are due on demand. As the Company is currently in default of its agreement with Finova, Finova is no longer advancing the Company funds through its credit facility. The Company and Finova have entered into a forbearance agreement whereby Finova agreed to forbear its right to declare the Company's obligations immediately due and payable until March 1, 2000. As of January 31, 2000, $667,000 was due Finova. While management is actively pursuing alternative financing, the Company has not obtained a commitment from any lender or other financing source for a facility that will either replace the Finova credit facility or result in the repayment of the Finova loan. In the interim, iNTELEFILM has indicated its willingness to make additional advances which, when combined with advances currently outstanding, are not to exceed $4.0 million. These advances have substantially replaced the Finova credit facility as of January 31, 2000.

            In the event that Finova is not repaid by March 1, 2000 and they demand payment, Finova will be entitled to foreclose on all of the Company's assets. In addition, even if the Company is able to repay the Finova loan in full, unless the Company obtains an alternate credit facility, the Company may not be able to fund its working capital needs if it exceeds iNTELEFILM's current advances which, in turn, will materially and adversely affect the Company's future liquidity and operation. No assurance can be given that the Company will be able to repay the Finova loan by March 1, 2000, or that the Company will be able to find an alternative source of financing to fund its future working capital needs. Given these circumstances, the Company will be dependent on continued financing from iNTELEFILM until other financing options become available. However, no legally binding commitment for continued financing exists between the Company and iNTELEFILM, and no assurance can be given that financing will be offered by iNTELEFILM or that said financing, if offered, will be in a form acceptable to the Company. Primarily as a result of these items, the Company's independent certified public accountants modified their opinion on the Company's June 30, 1999 Consolidated Financial Statements to contain a paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern.

            Management expects that the amount of cash required in its future operations will be substantially diminished as a result of the benefits derived from the discontinuation of Harmony Pictures and the sale of 90% of The End (London). Harmony Pictures and the End (London) incurred losses of $4.4 million and $862,000 for the year ended June 30, 1999, respectively. This $4.4 million loss of Harmony Pictures includes $3.4 million of restructuring and impairment of asset charges recognized in connection with the closing of Harmony Pictures. Additionally, The End recorded revenues of $35.1 million and $18.5 million for the year ended June 30, 1999 and the six months ended December 31, 1999, respectively. Although the Company believes that its operating expenses will be significantly reduced in the future due to the reorganization it has now completed, the Company does not expect that, in the near future, its operations will generate sufficient cash to fund its working capital needs and to repay its outstanding indebtedness. Accordingly, the Company will continue to be dependent upon iNTELEFILM for financing. In the event that the Company is unable to obtain funding from iNTELEFILM, the Company will need to obtain alternate financing. However, no assurance can be given that the Company will, in fact, be able to obtain alternate financing or that the terms of such financing will be favorable to the Company. In that event, the Company may have to take additional steps to further reduce its operating expenses, which may negatively impact the Company's operations.

            In November 1999, two of the principal officers of The End resigned from the Company. Under their agreements with The End, certain of the commercial directors of The End have the right to terminate their employment at The End in the event that the foregoing two principals resign from the Company. To date, one of The End's commercial directors has exercised his right to terminate his employment with The End, and certain other directors are holding discussions with The End regarding their future employment with The End. The departure of the two principal executives and of the one commercial director has not, to date, had any material impact on The End's revenues. However, no assurance can be given that their departure will not cause other directors to terminate their relationships with The End or that these departures will not cumulatively negatively impact the operations and financial performance of The End in the future. Should any additional commercial directors leave the employ of The End, the Company's liquidity may be negatively impacted until The End is able to replace the lost commercial directors. The impact of the departure of the foregoing employees of The End on the Company's liquidity and profits/losses is not currently ascertainable.

Inflation

               Inflation has not had a significant effect on the Company.

Year 2000 Compliance

               The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure of miscalculations causing disruptions or operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities. Management has made an assessment of its systems and has been advised by its computer consultant that its systems are Year 2000 compliant. To date, the Company has experience no ill effects related to the Year 2000 Issue. Management also believes that its television production equipment will not be impacted by the Year 2000 Issue because the equipment is not date sensitive. Additionally, management believes it will not be materially impacted by the Year 2000 compliance of third parties with which it conducts business.

                           PART II--OTHER INFORMATION

Item 1.                 Legal Proceedings.

                        On October 20, 1999, Imperial Bank, a California banking corporation, filed a lawsuit against Cinequanon Pictures International, Inc.; the Company; Jennifer Peckham, an individual, and Daniel Sales, an individual, in Los Angeles Superior Court, Case No. BC218753. Imperial Bank alleges that the Company guaranteed $250,000 of Cinequanon's obligations to Imperial Bank. The Company denies that it has any liability to Imperial Bank and intends to vigorously defend this lawsuit.

                        In December 1999, the Company settled the litigation between Rick Bieber and Harmony Pictures, Inc. In connection with the settlement, the Company paid Mr. Bieber and Mr. Bieber's counsel a total of $65,000, the parties entered into a mutual release agreement, and the lawsuit was dismissed with prejudice.

Item 2.                 Changes in Securities.

                        Not applicable.

Item 3.                 Defaults Upon Senior Securities.

                        Although the Company has not defaulted on any of its payment obligations under its existing credit facility, the Company currently is in default of certain of its covenants under its loan agreement with Finova Capital Corporation. Finova has agreed to forbear its right to declare the Company's obligations immediately due and payable under the credit facility until March 1, 2000. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," above.

Item 4.                 Submission of Matters to a Vote of Security Holders.

                        Not applicable.

Item 5.                 Other Information.

                        Not applicable.

Item 6.                 Exhibits and Reports on Form 8-K.

                        Exhibits.

                        27.1        Financial Data Schedule

                        Reports on Form 8-K.

                        Not applicable.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on February 11, 2000.

                                        HARMONY HOLDINGS, INC.


                                        BY:  /s/ Steven C. Smith
                                             -----------------------------------
                                             Steven C. Smith
                                        ITS: Chief Financial Officer