Form 10-Q
period 2000-03-31
HARMONY HOLDINGS INC
filed 2000-05-15
CIK 878246

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000; or

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

                              YES __X__   NO _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                    Class                  Outstanding at May 10, 2000
           -----------------------         ---------------------------

           COMMON STOCK, PAR VALUE               7,506,660 SHARES
               $.01 PER SHARE

INDEX

HARMONY HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - March 31, 2000 and June 30, 1999.

         Consolidated Statements of Operations -- Three and nine months ended March 31, 2000 and 1999.

         Consolidated Statements of Cash Flows -- Nine months ended March 31, 2000 and 1999.

         Condensed Notes to consolidated financial statements -- March 31, 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities and Use of Proceeds
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

HARMONY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,         JUNE 30,
                                                                 2000              1999
                                                              (UNAUDITED)        (AUDITED)
                                                            -------------------------------
                                     ASSETS

Current assets:
       Cash and cash equivalents                             $         --     $  2,910,618
       Accounts receivable                                      2,849,861        6,365,303
           Allowance for doubtful accounts                       (129,664)        (253,381)
       Compensation draws                                         422,505          642,530
       Prepaid expenses                                           398,230          952,937
       Other current assets                                       102,852           94,946
                                                            -------------------------------
                Total Current Assets                            3,643,784       10,712,953

       Property and equipment, net                                714,673        2,629,521
       Investment in Curious Pictures                           1,602,828               --
       Goodwill, net                                              160,417          168,750
       Other assets                                               195,287          610,231
                                                            -------------------------------
                Total Assets                                 $  6,316,989     $ 14,121,455
                                                            ===============================

                        LIABILITY & SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                      $  1,184,696     $  3,232,125
       Accrued liabilities                                      3,210,963        3,842,807
       Checks drawn in excess of available funds                  528,683               --
       Line of credit                                                  --        2,468,527
       Due to Curious Pictures                                  2,026,591               --
       Note payable - iNTELEFILM                                3,193,615        2,729,342
       Deferred income                                            709,963        3,429,794
                                                            -------------------------------
                Total Current Liabilities                      10,854,511       15,702,595

                Total Liabilities                              10,854,511       15,702,595
                                                            -------------------------------

Minority interest                                                      --        2,700,000

Shareholders' equity:
       Common stock, $.01 par value:
           Authorized shares - 20,000,000
           Issued & outstanding shares - 7,506,660
              March 31, 2000 and June 30, 1999                     75,067           75,067
           Additional paid-in capital                          17,257,278       15,682,245
           Accumulated deficit                                (21,869,867)     (20,038,452)
                                                            -------------------------------
                Total Shareholders' Deficit                    (4,537,522)      (4,281,140)
                                                            -------------------------------

                Total Liabilities & Shareholders' Equity     $  6,316,989     $ 14,121,455
                                                            ===============================

   See accompanying condensed notes to the consolidated financial statements.

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                              MARCH 31,                          MARCH 31,
                                                                  -------------------------------   -------------------------------
                                                                       2000             1999             2000              1999
                                                                  -------------------------------   -------------------------------
Revenues:
    Contract revenues                                              $  9,722,266     $ 16,274,699     $ 29,532,540     $ 47,658,983
                                                                  -------------------------------   -------------------------------
       Total revenues                                                 9,722,266       16,274,699       29,532,540       47,658,983
Costs and expenses:
    Cost of production                                                9,103,715       13,889,304       26,500,017       40,718,058
    Selling                                                             379,740          902,567        1,136,681        2,536,616
    General and administrative (exclusive of items shown below)         661,177        1,948,157        2,693,314        5,169,196
    Subsidiary stock option compensation                                     --          108,800               --          326,400
    Corporate                                                           322,332          530,262        1,023,700        1,157,813
    Depreciation & amortization                                          37,428          196,562          218,253          670,898
    Restructuring cost & impairment of assets                                --         (175,000)              --        3,357,495
                                                                  -------------------------------   -------------------------------
Loss from operations                                                   (782,126)      (1,125,953)      (2,039,425)      (6,277,493)

Gain on disposal of The End (London)                                         --               --          119,508               --
Equity gain in Curious Pictures                                         233,559               --          521,978               --
Interest income net of interest (expense)                              (147,288)         (79,089)        (433,476)        (266,374)
                                                                  -------------------------------   -------------------------------
Net loss before income taxes                                           (695,855)      (1,205,042)      (1,831,415)      (6,543,867)

Income taxes                                                                 --               --               --            9,601
                                                                  -------------------------------   -------------------------------
Net loss                                                           $   (695,855)    $ (1,205,042)    $ (1,831,415)    $ (6,553,468)
                                                                  ===============================   ===============================

Net loss per share                                                 $      (0.09)    $      (0.16)    $      (0.24)    $      (0.89)
                                                                  ===============================   ===============================

Weighted average number of shares outstanding                         7,506,660        7,506,660        7,506,660        7,376,957
                                                                  ===============================   ===============================

   See accompanying condensed notes to the consolidated financial statements.

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  2000            1999
                                                                            -------------------------------
OPERATING ACTIVITIES:
      Net loss                                                               $ (1,831,415)    $ (6,553,468)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
           Depreciation & amortization                                            218,253          670,898
           Impairment of assets                                                        --        2,215,175
           Provision for doubtful accounts and director advances                  686,569               --
           (Gain) loss on disposal of The End (London)                           (119,508)              --
           (Gain) loss on equity investment in Curous Pictures                   (521,978)              --
           Issuance of non-cash compensation expense                                   --          326,400
           Decrease (increase) in:
                 Accounts receivable                                            2,144,308        1,085,012
                 Other current assets                                             (65,150)        (644,526)
                 Other assets                                                     (51,717)        (189,129)
           Increase (decrease) in:
                 Accounts payable                                                (834,627)       1,139,670
                 Accrued liabilities                                              (24,320)      (2,965,756)
                 Deferred income                                                 (813,654)        (899,348)
                 Accrued restructuring costs                                           --          758,760
                                                                            -------------------------------
                      Net cash used in operating activities:                   (1,213,238)      (5,056,312)

INVESTING ACTIVITIES:
      Capital (expenditures) divestitures                                        (438,549)      (1,126,730)
      Equity investment in Curious Pictures                                       (65,778)              --
      Other assets                                                                  8,333          230,755
                                                                            -------------------------------
                      Net cash used in investing activities                      (495,994)        (895,975)
                                                                            -------------------------------

FINANCING ACTIVITIES:
      Checks drawn in excess of available funds                                   528,683               --
      Line of credit                                                           (2,468,527)        (557,865)
      Due to Curious Pictures                                                     274,185               --
      Payment of debt/debt proceeds                                               464,273        3,050,000
      Proceeds from issuance of common stock                                           --          350,000
                                                                            -------------------------------
                      Net cash provided by (used in) financing activities      (1,201,386)       2,842,135
                                                                            -------------------------------

Decrease in cash and cash equivalents                                          (2,910,618)      (3,110,152)
Cash and cash equivalents at beginning of period                                2,910,618        3,834,023
                                                                            -------------------------------

Cash and cash equivalents at end of period                                   $         --     $    723,871
                                                                            ===============================

   See accompanying condensed notes to the consolidated financial statements.

Harmony Holdings, Inc. Condensed Notes to Consolidated Financial Statements (unaudited)
March 31, 2000

Note 1--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals with the exception of the adjustments discussed in Note 2) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1999.

The current operations of Harmony Holdings, Inc. ("the Company") are not expected to be sufficient to fund its working capital needs and its debt service obligations in the near future. Therefore, the Company will be dependent on internal financing which, given current operating losses, may not be sufficient to fund operations. Given these facts, the Company's independent certified public accountants modified their opinion on the Company's June 30, 1999 Consolidated Financial Statements to contain a paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern.

Additionally, effective August 1, 1999, iNTELEFILM Corporation ("iNTELEFILM"), the Company's majority shareholder, purchased 51% of the outstanding stock of Curious Pictures Corporation ("Curious Pictures") from the four principal executives of Curious Pictures (collectively, "Curious Management") (see Note
2B). As a result, for financial statement purposes, the Company will account for Curious Pictures' operations under the equity method, rather than consolidating their financial results as it has for all periods prior to August 1, 1999.

Note 2--Significant Transactions During Fiscal Year Ending June 30, 2000

The following significant transactions occurred during the first nine months of the fiscal year ending June 30, 2000 and are considered non-recurring:

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

B. Effective August 1, 1999, iNTELEFILM purchased the option and share transfer agreement ("the Option Agreement") entered into by the Company and Curious Management from Curious Management. Pursuant to the purchase agreement and based on the results of operations of Curious Pictures, it was agreed by all parties, including the Company, that the underlying options to purchase the 50% equity interest in Curious Pictures had fully vested and were exercisable for consideration totaling $50. iNTELEFILM immediately exercised those options. iNTELEFILM also acquired a 1% equity interest from Curious Management that was originally conveyed to Curious Management upon signing the Option Agreement. The consideration paid to Curious Management by iNTELEFILM for the aforementioned acquisitions aggregated $3.0 million, consisting of $1.5 million in cash and a $1.5 million note receivable. As a result of this transaction, the Company currently owns 49% of the outstanding stock of Curious Pictures and iNTELEFILM owns 51% of the stock.

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

C. In March 2000, iNTELEFILM publicly announced its future intention to effect an exchange tender offer with the shareholders of the Company to acquire all of the outstanding shares of the Company's common stock that is not currently owned by iNTELEFILM in exchange for shares of iNTELEFILM common stock. iNTELEFILM currently owns approximately 55% of the Company's common stock. According to its announcement, iNTELEFILM proposes to offer one share of its common stock for every 13.75 shares of the Company's common stock. If iNTELEFILM is successful in acquiring such shares, the Company will become a wholly owned subsidiary of iNTELEFILM, and will no longer be an independent financial reporting entity.

D. On March 23, 2000, iNTELEFILM demanded payment in full of the loans it had made to the Company, which aggregated approximately $3.2 million at March 31, 2000. However, on May 1, 2000, iNTELEFILM granted the Company forbearance of its payment demand for an indeterminate amount of time in order to enable the Company's independent directors to evaluate the Company's position and possible alternatives.

E. During the quarter ended March 31, 2000, the Company recorded a valuation allowance associated with commercial director advances in excess of earnings totaling $574,000, of which $411,000 relates to advances paid in 1999. Such advances are regularly paid to established directors on a monthly basis and are offset against the actual earnings from commercial directorial services. The Company capitalizes these monthly payments and recognized them as an expense in the period that they are offset against a director's actual earnings. Capitalized amounts were evaluated for impairment based on anticipated future commercial project awards for individual directors and an allowance was established for capitalized amounts believed to be impaired. The valuation allowance was primarily necessitated by changes in the workflow and contractual relationships of the majority of The End's directors after the resignation of two principal officers of The End.

F. On May 1, 2000, members of the Screen Actors Guild began a strike against the advertising agencies that represent the Company's customer base. This strike may limit the Company's ability to produce television commercials domestically and in Canada until resolved. The Company will take efforts to limit the effect that the strike will have on its operations by utilizing non-union talent and continuing to produce its commercials off shore wherever possible. To date, the Company has not experienced a significant loss of business as a result of the strike. However, the Company can give no assurance that an extended strike will not have an adverse affect on its operations.

G. Through early-March 2000, the Company had funded a portion of its working capital needs through a revolving line of credit with Finova Capital Corporation ("Finova"), an unaffiliated institutional lender, which provided for borrowings of up to $5.0 million, based on acceptable accounts receivable. The Finova credit facility was guaranteed by iNTELEFILM, the owner of approximately 55% of the Company's outstanding common stock. In March 2000, Finova terminated this line of credit and the Company repaid its indebtedness to Finova in full.

Note 3--Investment in Curious Pictures

                  Effective August 1, 1999, the Company has a 49% equity investment in Curious Pictures (see Note 2B). Curious Pictures' operations are summarized as follows for the period of August 1, 1999 through March 31, 2000:

                                           Three Months      Eight Months
                                           Ended 3/31/00     Ended 3/31/00
                                           -------------     -------------

                  Contract revenues         $6,208,981        $17,111,218
                  Cost of production         4,305,393         12,524,028
                                            ----------        -----------

                  Gross profit               1,903,588          4,587,190
                  Operating expenses         1,427,424          3,526,847
                                            ----------        -----------

                  Income from operations       476,164          1,060,343
                  Interest income                  486              4,919
                                            ----------        -----------

                  Net income                $  476,650        $ 1,065,262
                                            ----------        -----------

                  Curious Pictures' results from operations are accounted for under the equity method for all periods after August 1, 1999. Previous periods are consolidated in the Company's financial statements. As a result of the transition to the equity method, the Company increased paid-in capital by $1.6 million to state the investment at the Company's prorata share of Curious Pictures' net assets.

Note 4--Reclassifications

                  Certain amounts in the 1999 financial statements have been reclassified to conform with 2000 presentation. These reclassifications have no effect on the accumulated deficit or the net loss previously reported.

Note 5--Pending Litigation

                  On October 20, 1999, Imperial Bank, a California banking corporation, filed a lawsuit against Cinequanon Pictures
         International, Inc., the Company; Jennifer Peckham, an individual, and Daniel Sales, an individual, in Los Angeles Superior Court, Case No. BC218753. Imperial Bank alleges that the Company guaranteed $250,000 of Cinequanon's obligations to Imperial Bank. The Company denies that it has any liability to Imperial Bank and intends to vigorously defend this lawsuit.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of the recently commenced Screen Actors Guild strike, possible changes in general and industry specific economic conditions, and the effects of competitive pricing and such other risks and uncertainties as are described in this report on Form 10-Q and other documents previously filed or hereafter filed by the Company from time to time with the Securities and Exchange Commission.

Overview

         During the last eight months of the current fiscal year, the Company operated through only one major division, The End, Inc. ("The End"). The End, a wholly owned subsidiary of the Company, operates several of its own subsidiaries. During the current fiscal year, Curious Pictures operated as a majority owned subsidiary for only the month of July 1999. Effective August 1, 1999, the Company's ownership of Curious Pictures was reduced to 49% (see Note 2B of the attached financial statements). As a result, the Company will hereafter recognize, as an equity investment, 49% of the income or loss produced by Curious Pictures. During the fiscal year ended June 30, 1999, the Company operated The End, Curious Pictures, and two additional divisions, Harmony Pictures, Inc. ("Harmony Pictures") and The End (London). Harmony Pictures discontinued operations during the second quarter of fiscal year 1999, and the Company sold 90% of the stock of The End (London) as of July 1, 1999 (see Note 2A of the attached financial statements). Accordingly, the results of operations for periods in the fiscal year ended June 30, 1999 reflect the operations of three subsidiaries that are not included in the results of operations in the current fiscal year.

Results of Operations:

         Three and Nine Months Ended March 31, 2000 Compared to Three and Nine Months Ended March 31, 1999:

         The Company's total revenues for the three and nine-month periods decreased compared to the prior year's results because of elimination of three subsidiaries from the currently reported revenues. However, revenues from The End, the only subsidiary operating both this year and last year, increased. As indicated in the financial statements, total revenue decreased $6,553,000 or 40% from $16,275,000 in the third quarter of fiscal year 1999 to $9,722,000 in the third quarter of fiscal year 2000. During the nine months ended March 31, 2000, revenues decreased $18,126,000 or 38% compared to the same period of fiscal year 1999. Of the nine-month decrease in revenues, $11.1 million is from the two divisions no longer operated by the Company, while $13.4 million is from revenues of Curious Pictures, which is no longer consolidated in the Company's financial statements. However, revenues at The End increased $6.4 million in the first nine months of fiscal year 2000 compared to the same period in the prior year. These increases were due primarily to significant sales efforts at lower bids to build a base of directorial work portfolio.

         Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials and music videos including film, crews, location fees and commercial directors' fees. Cost of production as a percentage of revenues increased from approximately 85% to 94% in the third quarter of fiscal year 2000 compared to the same period of fiscal year 1999, and from 85% to 90% in the first nine months of fiscal year 2000 compared to the same period of the prior year. Included in The End's cost of production for the third quarter of fiscal year 2000 is the $461,000 one-time charge related to the Company's change in method of accounting for the advances paid to its commercial production directors (see
Note 2E to the financial statements). The addition of several new directors led to the submission of lower bids by the Company in an attempt to increase operating revenues and to build the work portfolio for newly signed directors. Further, the cost of established directorial talent increased for many of the existing directors because The End increased their compensation in order to retain the directors when their contracts became terminable. The termination provisions of many existing contracts were triggered by a management resignation at The End. Negotiations to secure several of these directors to longer-term contracts are ongoing and may, therefore, further increase the Company's future cost of production with respect to these directors. The Company believes the overall cost of production, as a percentage of revenue, will not increase as new directors become more established and the established directorial pool is stabilized.

         Selling expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of production contracts. Selling expenses totaled $380,000 and $1,137,000 in the third quarter and first nine months of 2000, respectively, compared to $903,000 and $2,537,000 in the third quarter and first nine months of fiscal year 1999, respectively. Of this 55% decrease during these comparative nine-month periods, a $1.6 million decrease is related to Curious Pictures and the two divisions no longer operated by the Company while selling expense at The End increased $203,000.

         General and administrative expenses consist of overhead costs such as office rent and expenses, general and administrative payroll, and related items. General and administrative expenses decreased $1,287,000 in the third quarter of fiscal year 2000 to $661,000 as compared to $1,948,000 for the third quarter of fiscal year 1999. These expenses decreased $2,476,000 or 48% during the first nine months of fiscal year 2000 compared to the same period of the prior year. General and administrative expenses increased $510,000 at The End due primarily to the increased activities at The End's subsidiaries as new directors were signed. The decrease of $3.0 million is related to Curious Pictures and the two divisions no longer operated by the Company.

         The $326,000 stock option compensation expense reported during the nine months ended March 31, 2000 represented a non-cash charge resulting from Curious

Management earning stock options of Curious Pictures. This agreement terminated upon iNTELEFILM's exercise of the options granted (see Note 2B to the financial statements).

         Corporate charges decreased $208,000 and $134,000 in the third quarter and first nine months of fiscal year 2000, respectively, compared to respective periods for fiscal year 1999. This 12% decrease can be attributed to the consolidation of corporate duties of the Company and iNTELEFILM.

         Depreciation and amortization expense decreased in the third quarter of fiscal year 2000 by $159,000 or 81% compared to the third quarter of fiscal year 1999. Depreciation and amortization decreased by 67% in the first nine months of the current fiscal year compared to the first nine months of fiscal 1999. This expense decreased primarily due to Curious Pictures and the two divisions no longer operated by the Company.

         As a result of the sale of 90% of the Company's interest in The End (London) (see Note 2A to the financial statements), the Company was relieved of liabilities in excess of assets forfeited, resulting in a non-cash gain to the Company of $120,000.

         Interest expense increased $68,000 during the third quarter of fiscal year 2000 compared to fiscal year 1999, and increased $167,000 during the nine months of fiscal year 2000 compared to the same period in fiscal year 1999. This increase was a result of increased borrowings by the Company under its credit facility, as well as the interest incurred as a result of borrowings from iNTELEFILM.

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

         The Company incurred net losses of $1,831,000 and $6,553,000 for the nine-month periods ended March 31, 2000 and 1999, respectively. The net losses for the periods ended March 31, 1999 included a one-time charge for restructuring costs and the impairment of assets related to discontinuing the operations of Harmony Pictures.

Liquidity and Capital Resources

         The Company's liquidity, as measured by its working capital, was a deficit of $7,211,000 at March 31, 2000 compared to a deficit of $4,990,000 at June 30, 1999. The Company had no cash at March 31, 2000 compared to $2,911,000 at June 30, 1999.

         Through early-March 2000, the Company had funded a portion of its working capital needs through a revolving line of credit with Finova, an unaffiliated institutional lender, which provided for borrowings of up to $5.0 million, based on acceptable accounts receivable. The Finova credit facility was guaranteed by iNTELEFILM, the owner of approximately 55% of the Company's outstanding common stock. In March 2000, Finova terminated this line of credit and the Company repaid its indebtedness to Finova in full.

         As the Company's operations have not been able to support its working capital needs, iNTELEFILM, the Company's principal stockholder, has historically provided the Company with such funds as necessary to meet its working capital requirements. Such additional funds have to date been in the form of loans or the purchase of securities. Of the advances made to the Company by iNTELEFILM as evidenced by promissory notes, each due within 30 days of demand and each bearing interest at a rate of 14% per annum, $3.2 million remained outstanding at March 31, 2000. On March 23, 2000, iNTELEFILM made a demand for the full repayment of the promissory notes and related accrued interest. On May 1, 2000, iNTELEFILM notified the Company that it would forbear taking any action on the collection of such promissory notes for an indeterminate amount of time in order to permit the independent directors of the Company to evaluate the Company's financial condition and its response to the repayment demand.

         During the nine months ended March 31, 2000, the Company incurred a net loss of $1.8 million and a cash flow from operations deficit of $1.2 million, resulting in a working capital deficit of $7.2 million and an accumulated deficit totaling $21.9 million at March 31, 2000. At this time the Company's only external financing resources are its notes payable with iNTELEFILM, the repayment of which iNTELEFILM demanded on March 23, 2000. On May 1, 2000, iNTELEFILM agreed to forbear its right to collect on the notes for an undetermined amount of time. Management is considering alternative financing in order to provide working capital for the Company. However, to date Company has not obtained a commitment from any lender or other financing source for a facility that will provide the working capital needs that are currently being funded through iNTELEFILM. Unless the Company obtains an alternate credit facility, the Company will not be able to fund its working capital needs, which in turn, will materially and adversely affect the Company's future liquidity and its ability to continue to operate as a going concern. No assurance can be given that the Company will be able find an alternative source of financing to fund its future working capital needs or that the Company will be able to cure iNTELEFILM's note payable call at the expiration of the forbearance. Further, it is anticipated that iNTELEFILM's call of its notes payable will have to be cured prior to a new lender advancing funds. Such a cure may include conversion of the iNTELEFILM notes to common stock and substantial dilution to existing shareholders. Given these circumstances, the Company will be dependent on internal financing which, given current operating losses, may not be sufficient to fund operations. Primarily as a result of these items, the Company's independent certified public accountants modified their opinion on the Company's June 30, 1999 Consolidated Financial Statements to contain a paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern.

         Management has taken steps to reduce the Company's operating cash flow deficit, including the closure last year of Harmony Pictures, a subsidiary that incurred losses of $4.4 million, and the disposition of most of its interest in The End (London), a subsidiary that incurred losses of $862,000. Nevertheless, the Company's current operations are not expected to be sufficient to fund the

Company's working capital needs and its debt service obligations in the near future. Accordingly, the Company will have to obtain additional financing from outside sources to fund it liquidity needs until the Company's operations improve and the Company becomes financially self-sufficient. However, the Company has not been able to obtain the necessary funding from any unaffiliated sources, and the only credit facility that the Company had with an outside financing source, Finova, has been terminated. As a result, the Company is now dependent upon financing from iNTELEFILM. Although iNTELEFILM still is providing the Company with some financing, iNTELEFILM is not obligated to make any additional advances to the Company and has demanded the repayment of its prior $3.2 million loan. Should iNTELEFILM cease making additional advances to the Company, the Company would be unable to fund its operations and would have to consider drastically reducing or terminating its operations.

         On March 23, 2000, iNTELEFILM publicly announced that it intends to begin a tender offer for all of the outstanding shares of the Company that it does not already own. The independent directors of the Company have asked iNTELEFILM to forbear on its demand to have the $3.2 million loan repaid in order to permit the directors to evaluate the Company's financial alternatives and the effect that the announced tender offer will have on the Company and its financing alternatives. As of the date of this report, the Company had not decided what action it would take in response to the repayment demand by iNTELEFILM, the pending financial circumstances, or the announcement of a future tender offer. Although the Company is continuing to operate in a manner consistent with past practices, additional advances it is receiving from iNTELEFILM are funding its current operations. However, iNTELEFILM could cease making such advances at any time.

         On May 1, 2000, members of the Screen Actors Guild began a strike against the advertising agencies that represent the Company's customer base. This strike may limit the Company's ability to produce television commercials domestically and in Canada until resolved. The Company will take efforts to limit the effect that the strike will have on its operations by utilizing non-union talent and continuing to produce its commercials off shore wherever possible. To date, the Company has not experienced a significant loss of business as a result of the strike. However, the Company can give no assurance that an extended strike will not have an adverse affect on its operations.

         In November 1999, two of the principal officers of The End resigned from the Company. Under their agreements with The End, certain of the commercial directors of The End now have the right to terminate their agreement with The End. To date, one of The End's commercial directors has exercised his right to terminate his agreement and ended his exclusive representation by The End. The departure of the two principal executives and of the one commercial director, have not, to date, had any material adverse impact on The End's revenues. Subsequent to the departure of the aforementioned officers, the Company appointed a long-time executive with the Company as president of The End, and appointed a new chief operating officer who is a known talent as an executive in the financial, administrative, production and marketing arena of the entertainment industry. During the quarter ended March 31, 2000 The End produced revenues of $9.7 million and an operating loss of $453,000 compared to revenues of $7.9 million and an operating loss of $814,000 for the quarter ended December 31,

1999. No assurance can be given that these departures will not cause further negative impact on operations or financial performance of The End. The impact of the departure of the foregoing individuals of The End on the Company's liquidity and profits/losses is not currently ascertainable; however, it has reduced The End's overhead and necessitated the valuation allowance for director advances in excess of earnings discussed fully in Note 2E to the financial statements.

         Cash used in operating activities for the nine months ended March 31, 2000 was $1,213,000. Net of the effect of the sale of The End (London) and the effect of not consolidating Curious Pictures, accounts receivable at March 31, 2000 decreased $2,144,000 from June 30, 1999, and other assets at March 31, 2000 increased $117,000 from June 30, 1999. Accounts payable at March 31, 2000 decreased $835,000 from June 30, 1999, other liabilities decreased $24,000 from June 30, 1999 to March 31, 2000, and deferred income decreased $814,000 during that same period.

         During the nine months ended March 31, 2000, cash used in investing activities was $496,000. This represents cash used for capital expenditures incurred in the normal course of operations and cash forfeited in the transactions involving The End (London) and Curious Pictures (see Note 2A & 2B to the financial statements).

         Cash used in financing activities during the nine months ended March 31, 2000 was $1,201,000, which was a result of the payoff of the line of credit with Finova net of cash used that Curious Pictures produced and the advances received from iNTELEFILM.

Inflation

         Inflation has not had a significant effect on the Company.

Year 2000 Readiness Disclosure

         Before the rollover of the year from 1999 to 2000, many installed computer systems and software products were coded to accept only two digit date entries and were unable to accept four digit date entries to distinguish 21st century dates for the 20th century dates. As a result, computer systems and software used by many companies prior to the rollover date required upgrading or replacement to comply with such "Year 2000" requirements. The failure of the Company, its vendors, suppliers or other critical third parties with whom the Company conducts business to achieve Year 2000 compliance on a timely basis could materially adversely affect the Company's business, operating results, and financial condition.

         As of April 25, 2000, the Company has not experienced and does not anticipate any material adverse effects on its production equipment, systems or operations as a result of Year 2000 issues. Business is continuing as usual, and internal equipment and systems will continue to be monitored for any likely disruptions. Further, as of April 25, 2000, the Company has not experienced any operational difficulties as s result of Year 2000 issues with its vendors, suppliers or other critical third parties with whom the Company conducts business. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.

         Although the transition to the Year 2000 did not have any significant impact on the Company or its equipment, systems and operations, the Company will continue to monitor the impact of the Year 2000 on its equipment and systems and those of its vendors, suppliers and other critical third parties. The contingency plans that were developed for use in the event of Year 2000-related failures will be maintained and generalized for ongoing business use.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Changes in Securities.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Since November 1998, iNTELEFILM has, from time to time, made loans to the Company in order to fund the Company's working capital needs. These loans were made because of limitations on the Company's ability to obtain additional loans from Finova, its third party institutional lender. As of March 31, 2000, the aggregate outstanding balance of these loans was $3.2 million. The loans were evidenced by unsecured promissory notes that permitted iNTELEFILM to demand the repayment of the notes at any time on 30 days' notice. On March 23, 2000, iNTELEFILM sent the Company a notice demanding the repayment of the notes. On May 1, 2000, iNTELEFILM granted the Company a temporary forbearance in order to enable the Company's independent directors to evaluate the Company's response to the demand notice. See, "Item 2-Management's Discussion and Analysis of Financial Condition and results of Operations-Liquidity and Capital Resources" above.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits.

         27.1  Financial Data Schedule

               Reports on Form 8-K.

               Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on May 15, 2000.

                                       HARMONY HOLDINGS, INC.


                                       BY:   /s/ Steven C. Smith
                                             -----------------------------------
                                             Steven C. Smith
                                       ITS:  Chief Financial Officer