Form 10-Q
period 2000-06-30
HARMONY HOLDINGS INC
filed 2000-08-14
CIK 878246

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000; or

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

Commission File Number 000-19577
                       ---------

                             HARMONY HOLDINGS, INC.
              ----------------------------------------------------
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

                                 June 30, 1999
                        (Registrant's former fiscal year end)

         Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES _X_        NO ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                  Class                  Outstanding at August 4, 2000
          -----------------------        -----------------------------

          COMMON STOCK, PAR VALUE             7,506,660 SHARES
              $.01 PER SHARE

INDEX

HARMONY HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets -- June 30, 2000 and December 31, 1999.

         Consolidated Statements of Operations -- Three and six months ended June 30, 2000 and 1999.

         Consolidated Statements of Cash Flows -- Six months ended June 30, 2000 and 1999.

         Condensed Notes to consolidated financial statements -- June 30, 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities and Use of Proceeds
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

HARMONY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

                                                                  JUNE 30,      DECEMBER 31,
                                                                    2000           1999
                                                                (UNAUDITED)     (UNAUDITED)
                                                            ----------------------------------
                                      ASSETS

Current assets:
       Cash and cash equivalents                              $         --      $  1,066,823
       Accounts receivable                                         610,289         4,328,541
           Allowance for doubtful accounts                        (129,664)         (179,664)
       Compensation draws                                                            559,108
       Prepaid expenses                                             92,977           370,105
       Other current assets                                        106,054           106,112
                                                            ----------------------------------
                Total Current Assets                               679,656         6,251,025

       Property and equipment, net                                 660,152           751,876
       Investment in Curious Pictures                            1,597,879         1,369,269
       Goodwill, net                                               157,292           162,500
       Other assets                                                217,896           194,387
                                                            ----------------------------------
                Total Assets                                  $  3,312,875      $  8,729,057
                                                            ==================================

                        LIABILITY & SHAREHOLDERS' DEFICIT

Current liabilities:
       Accounts payable                                       $    636,594      $  1,094,832
       Accrued liabilities                                       2,155,101         1,884,285
       Checks drawn in excess of available funds                   238,026                --
       Line of credit                                                   --         3,548,911
       Due to Curious Pictures                                   1,954,025         1,609,553
       Note payable - iNTELEFILM                                 3,193,615         3,193,615
       Deferred income                                             314,631         1,239,527
                                                            ----------------------------------
                Total Current Liabilities                        8,491,992        12,570,723

                Total Liabilities                                8,491,992        12,570,723
                                                            ----------------------------------
Shareholders' deficit:
       Common stock, $.01 par value:
           Authorized shares- 20,000,000
           Issued & outstanding shares- 7,506,660
              June 30, 2000 and June 30, 1999                       75,068            75,068
           Additional paid-in capital                           17,257,278        17,257,278
           Accumulated deficit                                 (22,511,463)      (21,174,012)
                                                            ----------------------------------
                Total Shareholders' Deficit                     (5,179,117)       (3,841,666)
                                                            ----------------------------------
                Total Liabilities & Shareholders' Deficit     $  3,312,875      $  8,729,057
                                                            ==================================

See accompanying condensed notes to the consolidated financial statements.

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                            JUNE 30,                          JUNE 30,
                                                                --------------------------------  --------------------------------
                                                                      2000            1999              2000            1999
                                                                --------------------------------  --------------------------------
Revenues                                                          $  4,472,611    $ 18,681,272      $ 14,194,877    $ 34,955,971

Costs and expenses:
    Cost of production                                               3,820,494      15,628,596        12,924,209      29,517,900
    Selling                                                            239,948         840,100           619,688       1,742,667
    General and administrative (exclusive of items shown below)        751,473       1,466,003         1,412,650       3,414,160
    Subsidiary stock option compensation                                    --       1,907,850                --       2,016,650
    Corporate                                                          105,007         299,563           427,339         829,825
    Depreciation & amortization                                         78,548         210,892           115,976         407,454
    Restructuring cost & impairment of assets                               --              --                --        (175,000)
                                                                --------------------------------  --------------------------------
Loss from operations                                                  (522,859)     (1,671,732)       (1,304,985)     (2,797,685)

Equity gain (loss) in Curious Pictures                                  (4,949)             --           228,610              --
Interest income net of interest (expense)                             (113,787)       (167,506)         (261,076)       (246,595)
                                                                --------------------------------  --------------------------------
Net loss before income taxes                                          (641,596)     (1,839,238)       (1,337,451)     (3,044,280)

Income taxes                                                                --           1,892                --           1,892
                                                                --------------------------------  --------------------------------
Net loss                                                          $   (641,596)   $ (1,841,130)     $ (1,337,451)   $ (3,046,172)
                                                                ================================  ================================

Net loss per share                                                $      (0.09)   $      (0.25)     $      (0.18)   $      (0.41)
                                                                ================================  ================================

Weighted average number of shares outstanding                        7,506,660       7,506,660         7,506,660       7,506,660
                                                                ================================  ================================

See accompanying condensed notes to the consolidated financial statements.

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                 2000             1999
                                                                          ----------------------------------
OPERATING ACTIVITIES:
   Net loss                                                                 $ (1,337,451)     $ (3,046,172)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation & amortization                                              115,976           407,454
        Impairment of assets                                                          --          (175,000)
        Provision for doubtful accounts & director advances                      509,108           144,175
        Gain on equity investment in Curious Pictures                           (228,610)
        Issuance of non-cash compensation expense                                     --         2,016,650
        Decrease (increase) in:
              Accounts receivable                                              3,718,252        (2,551,266)
              Other current assets                                               277,186           272,625
              Other assets                                                       (23,509)         (153,314)
        Increase (decrease) in:
              Accounts payable                                                  (458,238)         (510,949)
              Accrued liabilities                                                270,816         2,068,793
              Deferred income                                                   (924,896)        1,640,658
                                                                          ----------------------------------
                    Net cash provided by operating activities:                 1,918,634           113,654

INVESTING ACTIVITIES:
      Capital expenditures                                                       (19,044)         (661,478)
                                                                          ----------------------------------
                    Net cash used in investing activities                        (19,044)         (661,478)

FINANCING ACTIVITIES:
      Checks drawn in excess of available funds                                  238,026                --
      Line of credit                                                          (3,548,911)          263,143
      Due to Curious Pictures                                                    344,472                --
      Payment of debt/debt proceeds                                                   --         1,854,342
                                                                          ----------------------------------
                    Net cash provided by (used in) financing activities       (2,966,413)        2,117,485
                                                                          ----------------------------------

Increase (decrease) in cash and cash equivalents                              (1,066,823)        1,569,661
Cash and cash equivalents at beginning of period                               1,066,823         1,340,657
                                                                          ----------------------------------
Cash and cash equivalents at end of period                                  $         --      $  2,910,318
                                                                          ==================================

See accompanying condensed notes to the consolidated financial statements.

Harmony Holdings, Inc. Condensed Notes to Consolidated Financial Statements (unaudited)
June 30, 2000

Note 1--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals with the exception of the adjustments discussed in Note 2) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1999.

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

Additionally, effective August 1, 1999, iNTELEFILM Corporation ("iNTELEFILM"), the Company's majority shareholder, purchased 51% of the outstanding stock of Curious Pictures Corporation ("Curious Pictures") from the four principal executives of Curious Pictures (collectively, "Curious Management"). As a result, for financial statement purposes, the Company will account for Curious Pictures' operations under the equity method, rather than consolidating their financial results as it has for all periods prior to August 1, 1999.

On June 29, 2000, the Company's Board of Directors approved a change in the fiscal year-end of the Company from June 30 to December 31 effective with the calendar year beginning January 1, 2000.

Note 2--Significant Transactions During Fiscal Year Ending June 30, 2000

The following significant transactions occurred during 2000 and are considered non-recurring:

A. Through early-March 2000, the Company had funded a portion of its working capital needs through a revolving line of credit with Finova Capital Corporation ("Finova"), an unaffiliated institutional lender, which provided for borrowings of up to $5.0 million, based on acceptable accounts receivable. The Finova credit facility was guaranteed by iNTELEFILM, the owner of approximately 55% of the Company's outstanding common stock. In March 2000, Finova terminated this line of credit and the Company repaid its indebtedness to Finova in full.

B. In March 2000, iNTELEFILM publicly announced its future intention to effect an exchange tender offer with the shareholders of the Company to acquire all of the outstanding shares of the Company's common stock that is not currently owned by iNTELEFILM in exchange for shares of iNTELEFILM common stock. iNTELEFILM currently owns approximately 55% of the Company's common stock. According to its announcement, iNTELEFILM proposes to offer one share of its common stock for every 13.75 shares of the Company's common stock. If iNTELEFILM is successful in acquiring such shares, the Company will become a wholly owned subsidiary of iNTELEFILM, and will no longer be an independent financial reporting entity.

C. On March 23, 2000, iNTELEFILM demanded payment in full of the loans it had made to the Company, which aggregated approximately $3.2 million at June 30, 2000. However, on May 1, 2000, iNTELEFILM granted the Company forbearance of its payment demand for an indeterminate amount of time in order to enable the Company's independent directors to evaluate the Company's position and possible alternatives.

D. During the six months ended June 30, 2000, the Company recorded a valuation allowance associated with commercial director advances in excess of earnings totaling $559,000, of which $411,000 relates to advances paid in 1999. Such advances are regularly paid to established directors on a monthly basis and are offset against the actual earnings from commercial directorial services. The Company capitalizes these monthly payments and recognizes them as an expense in the period that they are offset against a director's actual earnings. Capitalized amounts were evaluated for impairment based on anticipated future commercial project awards for individual directors and an allowance was established for capitalized amounts believed to be impaired. The valuation allowance was primarily necessitated by changes in the workflow and contractual relationships of the majority of The End's directors after the resignation of two principal officers of The End.

E. On May 1, 2000, members of the Screen Actors Guild ("SAG") began a strike against the advertising agencies that represent the Company's customer base. This on-going strike has limited the Company's ability to produce television commercials domestically. The Company has made an effort to limit the effect that the strike may have on its operations by utilizing non-union talent and continuing to produce its commercials outside of the United States wherever possible. To date, the Company has experienced some loss of business as a result of the strike. The Company can give no assurance that an extended strike will not have an adverse affect on its operations.

F. In August 2000, the Company, in conjunction with iNTELEFILM, entered into an accounts-receivable-based loan and security agreement with General Electric Capital Corporation ("GE Capital"). This loan and security agreement provides for borrowings for working capital under a revolving line of credit with availability based on acceptable accounts receivable.

         The line of credit bears interest at a variable rate (10.29% at July 26, 2000). The agreement will provide financing for The End as well as two subsidiaries of iNTELEFILM.

Note 3--Investment in Curious Pictures

Effective August 1, 1999, the Company has a 49% equity investment in Curious Pictures. Curious Pictures' operations are summarized as follows for the three and six-month periods ended June 30, 2000:

                                        Three Months       Six Months
                                       Ended 6/30/00      Ended 6/30/00
                                       -------------      -------------

             Contract revenues          $ 6,208,981        $10,638,964
             Cost of production           4,305,393          7,570,966
                                        -----------        -----------

             Gross profit                 1,903,588          3,067,998
             Operating expenses           1,427,424          2,553,953
                                        -----------        -----------

             Income from operations         476,164            514,045
             Interest income                    486              1,514
                                        -----------        -----------

             Net income                 $   476,650        $   515,559
                                        -----------        -----------

Curious Pictures' results from operations are accounted for under the equity method for all periods after August 1, 1999. Previous periods are consolidated in the Company's financial statements. As a result of the transition to the equity method, the Company increased paid-in capital by $1.6 million to state the investment at the Company's prorata share of Curious Pictures' net assets.

Note 4--Reclassifications

Certain amounts in the 1999 financial statements have been reclassified to conform to 2000 presentation. These reclassifications have no effect on the accumulated deficit or the net loss previously reported.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of the recently commenced SAG strike, possible changes in general and industry specific economic conditions, and the effects of competitive pricing and such other risks and uncertainties as are described in this report on Form 10-Q and other documents previously filed or hereafter filed by the Company from time to time with the Securities and Exchange Commission.

Overview

         During 2000, the Company operated through only one major division, The End, Inc. ("The End"). The End, a wholly owned subsidiary of the Company, operates several of its own subsidiaries. Through July 31, 1999, Curious Pictures operated as a majority owned subsidiary. Effective August 1, 1999, the Company's ownership of Curious Pictures was reduced to 49%. As a result, the Company now recognizes, as an equity investment, 49% of the income or loss produced by Curious Pictures. Through June 30, 1999, the Company operated The End London, LTD ("The End (London)"). Effective July 1, 1999, the Company sold 90% of the stock of The End (London). Accordingly, the results of operations for the three and six-month periods ended June 30, 1999 reflect the operations of two subsidiaries that are not included in the results of operations for the three and six-month periods ended June 30, 2000.

Results of Operations:

         Three and Six Months Ended June 30, 2000 Compared to Three and Six Months Ended June 30, 1999:

         The Company's total revenues for the three and six-month periods decreased compared to the prior year's results primarily because of elimination of two subsidiaries from the currently reported revenues. As indicated in the financial statements, total revenue decreased $14,208,000 or 76% from $18,681,000 in the second quarter of 1999 to $4,473,000 in the second quarter of 2000. During the six months ended June 30, 2000, revenues decreased $20,761,000 or 60% compared to the same period of 1999. Of the six-month decrease in revenues, $13.5 million is from the two divisions no longer operated by the Company. Additionally, revenues at The End decreased $7.2 million in the first half of 2000 compared to the same period in the prior year. The Company believes that the decrease in revenues at The End resulted from the effects of the SAG strike, which began in May 2000. In reaction to the initial strike announcement, many agencies withheld production as they assessed the situation in an attempt to determine when a settlement might be reached. Although the agencies are gradually sending more jobs into production, there continued to be fewer jobs on which to bid through August 4, 2000. Additionally, a portion of the decrease in revenues at The End has been attributed to the commercial director contracts that were not renewed.

         Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials and music videos including film, crews, location fees, production insurance and commercial directors' fees. Cost of production as a percentage of revenues increased from approximately 84% in the second quarter and first half of 1999 to 85% and 91% in the second quarter and first half of 2000, respectively. Included in The End's cost of production for the first half of 2000 is $559,000 in charges related to the Company's change in estimated valuation for the advances paid to its commercial production directors (see Note 2D to the financial statements). Of this amount, $411,000 is related to advances paid in 1999. Additionally, during the first six months of 2000, the Company experienced several unexpected production problems that directly caused an increase in the overall cost of two projects. Negotiations to secure several commercial directors to longer-term contracts are ongoing and may further increase the Company's future cost of production with respect to these directors. The Company believes the overall cost of production, as a percentage of revenue, will not increase as new commercial directors become more established and the directorial pool is stabilized.

         Selling expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of production contracts. Selling expenses totaled $240,000 and $620,000 in the second quarter and first half of 2000, respectively, compared to $840,000 and $1,743,000 in the second quarter and first half of fiscal year 1999, respectively. Of this 64% decrease during these comparative six-month periods, a $992,000 decrease is related to the two divisions no longer operated by the Company. As a result of the decrease in revenues at The End, selling expense decreased $131,000 as less commission was paid.

         General and administrative expenses consist of overhead costs such as office rent and expenses, general and administrative payroll, and related items. General and administrative expenses decreased $715,000 in the second quarter of 2000 from $1,466,000 in the second quarter of 1999. These expenses decreased $2,002,000 or 59% during the first half of 2000 compared to the same period of the prior year. General and administrative expenses decreased $390,000 at The End due primarily to the resignation of its two principal officers in November 1999 (see "Liquidity and Capital Resources"). A decrease of $1.6 million is related to the two divisions no longer operated by the Company.

         The $2,017,000 stock option compensation expense reported during the six months ended June 30, 1999 represented a non-cash charge resulting from Curious Management earning stock options of Curious Pictures. This agreement terminated upon iNTELEFILM's exercise of the options granted in August 1999.

         Corporate charges decreased $195,000 and $403,000 in the second quarter and first half of 2000, respectively, compared to respective periods for 1999. This 49% decrease can be attributed to the consolidation of corporate duties of the Company and iNTELEFILM.

         Depreciation and amortization expense decreased in the second quarter of 2000 by $132,000 or 63% compared to the second quarter of 1999. Depreciation and amortization decreased by 72% in the first half of 2000 compared to the first half of 1999. This decrease is primarily related to the two divisions no longer operated by the Company.

         Interest expense decreased $54,000 during the second quarter of 2000 compared to the second quarter of 1999, and increased $14,000 during the first half of 2000 compared to the same period in 1999. Interest expense is a result of borrowings by the Company under its credit facility, as well as the interest incurred as a result of borrowings from iNTELEFILM.

         No income tax expense has been reported in 2000. The Company's effective income tax rate varied from the statutory federal tax rate as a result of state taxes and an increase in the valuation allowance booked against the deferred tax asset. A valuation allowance has been established for the full amount of the Company's net deferred tax asset, as the Company cannot determine that it is more likely than not that the deferred tax assets (primarily net operating loss carryforwards) will be realized.

         The Company incurred net losses of $1,337,000 and $3,046,000 for the six-month periods ended June 30, 2000 and 1999, respectively. The net loss for the period ended June 30, 1999 includes a $2.0 million non-cash, non-recurring stock option compensation charge related to Curious Pictures.

Liquidity and Capital Resources

         The Company's liquidity, as measured by its working capital, was a deficit of $7,812,000 at June 30, 2000 compared to a deficit of $6,320,000 at December 31, 1999. The Company had no cash at June 30, 2000 compared to $1,067,000 at December 31, 1999.

         Through early-March 2000, the Company had funded a portion of its working capital needs through a revolving line of credit with Finova, an unaffiliated institutional lender, which provided for borrowings of up to $5.0 million, based on acceptable accounts receivable. The Finova credit facility was guaranteed by iNTELEFILM, the owner of approximately 55% of the Company's outstanding common stock. In April 2000, Finova terminated this line of credit and the Company repaid its indebtedness to Finova in full.

         As the Company's operations have not been able to support its working capital needs, iNTELEFILM, the Company's principal stockholder, has historically provided the Company with such funds as necessary to meet its working capital requirements. Such additional funds have to date been in the form of loans or the purchase of securities. Of the advances made to the Company by iNTELEFILM as evidenced by promissory notes, each due within 30 days of demand and each bearing interest at a rate of 14% per annum, $3.2 million remained outstanding at June 30, 2000. On March 23, 2000, iNTELEFILM made a demand for the full repayment of the promissory notes and related accrued interest. On May 1, 2000, iNTELEFILM notified the Company that it would forbear taking any action on the collection of such promissory notes for an indeterminate amount of time in order to permit the independent directors of the Company to evaluate the Company's financial condition and its response to the repayment demand.

         During the six months ended June 30, 2000, the Company incurred a net loss of $1.3 million and cash flow from operations of $1.9 million, resulting in a working capital deficit of $7.8 million and an accumulated deficit totaling $22.5 million at June 30, 2000. In August 2000, The End, along with two subsidiaries of iNTELEFILM, entered into an accounts receivable-based loan and security with GE Capital. This agreement provides for borrowings by The End for working capital under a revolving line of credit (see note 2F to the financial statements), thereby enabling The End to operate its business through a line of credit instead of depending solely on iNTELEFILM to fund its operations. Prior to this agreement being signed, the Company's only external financing resources were its notes payable with iNTELEFILM, the repayment of which iNTELEFILM demanded on March 23, 2000. On May 1, 2000, iNTELEFILM agreed to forbear its right to collect on the notes for an undetermined amount of time. No assurance can be given that the Company will be able to cure iNTELEFILM's note payable call at the expiration of the forbearance. Such a cure may include conversion of the iNTELEFILM notes to common stock and substantial dilution to existing shareholders. Additionally, no assurance can be given that the Company will be able to fund its operations without additional sources of outside financing. The Company continues to attempt to reduce its cash usage through work force and operating reductions. Primarily as a result of these items, the Company's independent certified public accountants modified their opinion on the Company's June 30, 1999 Consolidated Financial Statements to contain a paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern.

         Management has taken steps to reduce the Company's operating cash flow deficit including the 1999 disposition of most of its interest in The End (London), a subsidiary that incurred losses of $862,000. Although iNTELEFILM is still providing the Company with some financing, iNTELEFILM is not obligated to make any additional advances to the Company. Should iNTELEFILM cease making additional advances to the Company and the line of credit through GE Capital be insufficient to meet the Company's working capital needs, the Company would be unable to fund its operations and would have to consider drastically reducing or terminating its operations.

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

         On May 1, 2000, members of SAG began a strike against the advertising agencies that represent the Company's customer base. This on-going strike has limited the Company's ability to produce television commercials domestically. The Company has made an effort to limit the effect that the strike may have on its operations by utilizing non-union talent and continuing to produce its commercials outside of the United States wherever possible. To date, the Company has experienced some loss of business as a result of the strike. The Company can give no assurance that an extended strike will not have a significant adverse affect on its operations.

         In November 1999, two of the principal officers of The End resigned. Under their agreements with The End, certain of the commercial directors of The End now have the right to terminate their agreement with The End. To date, one of The End's commercial directors has exercised his right to terminate his agreement and has ended his exclusive representation by The End. Subsequent to the departures of the aforementioned officers, the Company appointed a long-time executive with The End to the position of executive producer, and appointed a new chief operating officer who is a known talent as an executive in the financial, administrative, production and marketing arena of the entertainment industry. During the quarters ended June 30, 2000 and March 31, 2000 The End produced revenues of $4.5 and $9.7 million, respectively, and an operating loss of $394,000 and $453,000, respectively, compared to revenues of $7.9 million and an operating loss of $814,000 for the quarter ended December 31, 1999. No assurance can be given that these departures will not cause material adverse impact on operations or financial performance of The End. The impact of the departures of the foregoing individuals of The End on the Company's liquidity and profits/losses is not currently ascertainable; however, it has reduced The End's overhead and necessitated the valuation allowance for director advances in excess of earnings discussed fully in Note 2D to the financial statements.

         Cash provided by operating activities for the six months ended June 30, 2000 was $1,919,000. Accounts receivable at June 30, 2000 decreased $3,718,000 from December 31, 1999, and other assets at June 30, 2000 decreased $254,000 from December 31, 1999. Accounts payable at June 30, 2000 decreased $458,000 from December 31, 1999, other liabilities increased $271,000 from December 31, 1999 to June 30, 2000, and deferred income decreased $925,000 during that same period.

         During the six months ended June 30, 2000, cash used in investing activities was $19,000. This represents cash used for capital expenditures incurred in the normal course of operations.

         Cash used in financing activities during the six months ended June 30, 2000 was $2,966,000, which was a result of the payoff of the line of credit with Finova net of cash used that Curious Pictures produced.

Inflation

         Inflation has not had a significant effect on the Company.

PART II - Other Information

Item 1.      Legal Proceedings

         On October 20, 1999, Imperial Bank, a California banking corporation filed a lawsuit against Cinequanon Pictures International, Inc.; the Company; Jennifer Peckham, an individual and Daniel Sales, an individual in Los Angeles Superior Court, Case No. BC218753. Imperial Bank alleges that the Company guaranteed $250,000 of Cinnequanon's obligations to Imperial Bank. The Company denies that it has any liability to Imperial Bank and intends to vigorously defend this lawsuit.

Item 2.      Changes in Securities

         Not applicable

Item 3.      Defaults Upon Senior Securities

         Not applicable

Item 4.      Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.      Other Information

         Not applicable

Item 6.      Exhibits and Reports on Form 8-K

         Exhibits

               27     Financial Data Schedule

         Reports on Form 8-K

               The Company filed the following Current Report on Form 8-K with the Commission during the quarter for which this report is filed:

               1. The Company's Current Report on Form 8-K filed on June 29, 2000 regarding the change of fiscal year end to December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on August 14, 2000.

                                         HARMONY HOLDINGS, INC.


                                   BY:   /s/ Steven C. Smith
                                         ---------------------------------------
                                         Steven C. Smith
                                   ITS:  Executive Vice President

EXHIBIT INDEX

27       Financial Data Schedule