Form 10-K
period 1999-12-31
HARMONY HOLDINGS INC
filed 2000-09-27
CIK 878246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
(Mark One)

[  ]     Annual Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Fiscal Year ended June 30, 1999; or

[X] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from July 1, 1999 to December 31, 1999.

                        Commission File Number 000-19577

                             HARMONY HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                           95-4333330
 ----------------------------                       ----------------------------
 (State or Other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                         Identification No.)

   5501 Excelsior Boulevard
 Minneapolis, Minnesota 55416                                  55416
 ----------------------------                       ----------------------------
(Address of Principal Executive                              (Zip Code)
         Offices)

       Registrant's Telephone Number, Including Area Code:(612) 925-8840.

Securities Registered Pursuant to Section 12(b) of the Act: NONE
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.01 par value(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price of such stock as reported on the National Association of Securities Dealers Automated Quotation System as of September 15, 2000):Common Stock, $.01 par value; $370,381.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

 Class                                          Outstanding at September 1, 2000
 -----                                          --------------------------------
 Common Stock, par value                        7,506,660 shares
   $.01 per share

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

         This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to, statements related to industry trends and the future growth in the markets of television commercial and music video production; the Company's strategies for reducing its costs; the Company's efforts to secure and protect its proprietary rights; the effect of GAAP accounting pronouncements on the Company's recognition of revenues; the effect of the Year 2000 Issue on the Company's operations; the availability of future rental space; and the sufficiency of the Company's capital resources. Discussions containing forward-looking statements may be found in "Business" (which includes "Risk Factors"), "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risk factors on pages 9 through 12, among other things, should be considered in evaluating the Company's prospects and future financial performance.

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         Harmony Holdings, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 5, 1991, and currently conducts its operations through its wholly owned subsidiary The End, Inc. ("The End") which in turn operates one or more of its own subsidiaries and a 49% minority ownership interest in Curious Pictures Corporation ("Curious Pictures") with the remaining 51% interest of Curious Pictures owned by iNTELEFILM Corporation("iNTELEFILM"), the Company's largest shareholder. The Company also owns a 10% interest in Harry Nash Film Productions f/k/a The End(London), Ltd. ("The End (London)") based in London. Effective July 1, 1999, the Company sold 90% of the stock of The End (London). Unless the context indicates otherwise, the term "Company" includes Harmony Holdings, Inc. and all of its direct and indirect majority-owned subsidiaries of Harmony Holdings, Inc. at the time of reference. For periods after August 1, 1999, the reference to "Company" does not include Curious Pictures, a 49% owned subsidiary of Harmony Holdings, Inc. On June 29, 2000, the Company changed its fiscal year end from June 30 to December 31.

         The Company's principal executive offices are located at 5501 Excelsior Boulevard, Minneapolis, Minnesota 55416. Its telephone number is
(612) 925-8840. However, the Company's principal production offices are located in Los Angeles and New York. See "Item 2. Properties."

ANNOUNCEMENT OF iNTELEFILM'S TENDER OFFER

         On March 23, 2000, iNTELEFILM, the Company's largest shareholder, announced its intention to commence a tender offer for all of the outstanding shares of the Company that its does not already own. iNTELEFILM announced that it will offer to exchange 1 share of its common stock for every 13.75 shares of the Company's common stock tendered. In the event that iNTELEFILM acquires 90% of the Company's common stock, iNTELEFILM intends to perform a short-form merger with Harmony, whereby each outstanding share of Harmony common stock not tendered would be converted into the same number of iNTELEFILM shares as set forth in the tender offer. If iNTELEFILM is successful in acquiring such shares, the Company will no longer be an independent financial reporting entity.

RESTRUCTURING OF OPERATIONS

         Until the end of the fiscal year ended June 30, 1998, the Company operated through four principal subsidiaries. Three of these principal subsidiaries, Harmony Pictures, Inc. a/k/a Chemistry Pictures ("Harmony Pictures"), The End, and The End (London), Ltd., were wholly-owned subsidiaries, and the fourth subsidiary, Curious Pictures, was a 99% owned subsidiary. During the fiscal year ended June 30, 1998, the Company initiated a company-wide reorganization to relocate offices, consolidate financial and accounting functions, and otherwise restructured the operations of the Company. As part of its reorganization, the Company closed the operations of Harmony Pictures and sold 90% of the stock of The End (London).

         The first subsidiary that the Company closed was Harmony Pictures. For the fiscal year ended June 30, 1998, Harmony Pictures incurred an operating loss of $1,625,000. When Harmony Pictures losses continued by incurring an additional operating loss of $595,000 for the fiscal quarter ended September 30, 1998, the Company decided to discontinue the operations of Harmony Pictures, and to dissolve Harmony Pictures. The dissolution and winding up of Harmony Pictures was initiated and completed during the fiscal year ending June 30, 1999 and, as a result of the termination of the operations of Harmony Pictures, the Company recognized a loss of $2,215,000 for the fiscal year ending June 30, 1999 due to the write-off of assets related to assets of that subsidiary.

         In furtherance of the Company's restructuring, effective July 1, 1999, the Company sold 90% of its issued and outstanding shares of capital stock of The End (London), to Julia Reed, the executive producer of The End (London). The Company retained all rights to The End (London) name and logo. In connection with the sale of stock, the Company and Ms. Reed entered into an agreement granting Ms. Reed the right to purchase the remaining 10% equity interest in The End (London) for approximately $803,000. The End(London) is now known as the Harry Nash Film Productions, Ltd.

SALE OF 51% CURIOUS PICTURES UNDER THE OPTION AND SHARE TRANSFER AGREEMENT.

         Although not part of its planned reorganization, the Company's interest in another of its principal subsidiaries was reduced on August 1, 1999. Effective August 1, 1999, iNTELEFILM purchased one share of the Company's common stock and the stock purchase rights under that certain Option and Share Transfer Agreement ("Option Agreement") that had been in effect since December 1996 between the Company and the four principal executives of Curious Pictures (collectively "Curious Management") from Curious Management for a total of $3,000,000, one-half of which was paid in cash and the balance by delivery of a promissory note, which was subsequently paid in full. Under the Option Agreement, Curious Management had been earning the right to purchase 50% of the outstanding stock of Curious Pictures from the Company upon the achievement of certain financial goals. It was agreed by all parties, including the Company, that on August 1, 1999 Curious Management's rights to purchase the 50% equity interest had fully vested and were exercisable for consideration totaling $50. If on August 1, 1999 Curious Management had exercised their rights under the Option Agreement, they would have become a majority shareholder in Curious Pictures leaving the Company with no control over the operation or finances of Curious Pictures leaving the Company with no guarantee of ever receiving a return on its investment and still obligating the Company to provide financing to Curious Pictures. Furthermore, Harmony did not have the financial resources to acquire the option rights itself.

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

         The intrinsic value of the stock options transferred under the option and share transfer agreement was ultimately determined by iNTELEFILM'S purchase of the agreement and one additional share of Curious Picture's common stock from Curious Management for consideration totaling $3,000,000. This aggregate consideration was valued at $2,700,000 for the options for 50 shares and $300,000 for one share. The one share was given a slightly higher incremental value as it represents the marginal share for a majority ownership. Accordingly, the Company recognized $2,700,000 of stock options compensation through June 30, 1999.

         Concurrently with the purchase of stock by iNTELEFILM, Curious Pictures entered into a new five-year employment agreement with each of the four members of Curious Management. As part of the compensation to be paid to Curious Management, each member of Curious Management was granted the right to purchase from the Company for $1.00 one share (representing 1% of the capital stock of Curious Pictures) of the 49 shares (representing the remaining 49% equity interest of Curious Pictures owned by the Company) at the end of each employment year. As a result, if all of the members of Curious Management exercise all of the new options over the five-year term of their employment agreements, iNTELEFILM will own 51% of the Curious Pictures stock, Curious Management will collectively own 20%, and the Company will own the remaining 29%.

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

CONTINUING OPERATIONS AFTER REORGANIZATION

         As a result of the closure of Harmony Pictures, the sale of The End (London), and the decrease in the Company's ownership interest in Curious Pictures, the Company's operations are now conducted solely through The End (and the subsidiaries of The End), and the Company's principal source of revenues during the transition period beginning July 1, 1999 and ending December 31, 1999 ("Transition Period") were derived from the operations of The End. Although the Company does not currently expect that its operating relationship with Curious Pictures will materially change as a result of the decrease in its equity ownership of Curious Pictures, the revenues and expenses of Curious Pictures are no longer reflected on the consolidated financial statements of the Company. As a 49% owner of Curious Pictures, commencing August 1, 1999, only 49% of any income(loss) generated by Curious Pictures will be reflected on the Company's financial statements. During the Transition Period, The End generated revenues of $18,487,000 and operating loss of $601,000, whereas Curious Pictures generated revenues of $12,226,000 and operating income of $640,000. Further, The End's operations in the period subsequent to December 31, 1999 have been adversely affected as a result of a variety of factors including the Screen Actor's Guild ("SAG") strike which began May 1, 2000, a change in management, and the current negotiations of several commercial director agreements. For the period from January 1, 2000 to June 30, 2000, The End generated revenues of $14,195,000 and had an operating loss of $2,049,000.

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

         The Company currently has a roster of approximately 12 commercial directors with specialties in varied advertising categories.

         The Company continues to maintain excellent relationships with its advertisers and has produced commercials for national advertisers such as:
Chrysler, Mazda, Coca-Cola, Renault, Lenscrafters, Cannon, Dr. Pepper, Barbie, Target, Excedrin, Mitsubishi, Motorola and BMW.

COMMERCIAL TELEVISION PRODUCTION INDUSTRY

         The markets for television commercials consist of national/regional television networks, regional television stations or syndication and national cable networks. Within each of these markets there exist sub markets based on the nature of the advertiser - national or multi-national companies versus local businesses and high and low budget commercials. Over the past few years, the national advertising and commercial production industry has experienced a dramatic increase in the number of markets for television commercials.

MARKETING AND SALES STRATEGY

         Traditionally, the Company's marketing efforts have focused on national and multi-national advertisers, national network commercials and higher budget commercials. Generally, the Company's budgeted price for a commercial ranges from $100,000 to $400,000 and occasionally in excess of $1,000,000 with many of the newer younger commercial directors at the lower end of the range and the more experienced commercial directors at the higher end of the range. The Company believes that as the newer younger commercial directors enhance their skills, it will be able to produce higher quality, higher revenue commercials.

         The Company's services are marketed by a staff of sales representatives who seek out available commercial projects suitable for the Company's commercial directors. These efforts are usually directed towards advertising agencies located in New York, Los Angeles, Chicago, Detroit, Dallas, San Francisco, Minneapolis and other regional markets. Some of the sales representatives are employees of the Company and others are independent contractors. Currently, the Company is in the process of negotiating new sales representation agreements. There can be no assurance that the Company will be able to obtain such sales representatives or that the terms of such agreements will be favorable to the Company.

         To sell the commercial director's work, the sales staff uses its primary tool - the commercial director's reel. This reel is a visual "resume" containing samples of a particular commercial director's work (most frequently in the form of commercials) demonstrating the commercial director's creativity and experience. Several reels are developed featuring its commercial directors and highlighting different creative areas and subject matter. These reels are constantly updated and provided to the ad agencies who generally act as the decision maker.

         The Company also advertises in trade publications and has sponsored agency events on an occasional basis to maintain visibility among advertisers and advertising agencies and to publicize specific information such as additions to the commercial directorial roster, completion of a significant commercial, or the recognition of awards and achievements.

DIRECTOR RETENTION

         The number of commercial directors of the Company has recently decreased from 20 commercial directors as of September 1, 1999 to 12 commercial directors as of September 15, 2000. The primary decrease in the number of commercial directors is due to the expiration of commercial director agreements and the departure of commercial directors not under any contract with the Company. Currently, the Company is in the process of negotiating several commercial director agreements. However, there can be no assurance that the Company will be able to retain its current commercial directors or hire any new commercial directors.

TELEVISION COMMERCIAL PRODUCTION

         The commercial production process is divided into several stages: creating the concept; bidding; pre-production; principal photography; and post-production. Commercial production companies usually enter the process at the bidding phase and leave the process prior to the post production phase.

         THE INITIAL CONCEPT. Advertising agencies develop commercial ideas based upon the needs of their clients. These ideas are embodied in a story board written and created by the advertising agency or in some cases by the client itself. The story board combines the script and the visual story line. After the client approves the idea, the agency approaches several production companies to determine how each company and its commercial director would bring the commercial concept to fruition. It is common for the production companies to be selected for a bid based primarily on the reputation and talent of commercial directors associated with the production company.

         BIDDING. Personnel at the television commercial production companies analyze the commercial concept as communicated by the advertising agency. The commercial director and his/her associates at the production company determine how the story board can best be captured on film. They ascertain what subcontractors must be hired, what locations must be secured, what free-lance technical support is to be employed, what equipment is to be leased and what the total cost will be to film the commercial. During this stage, the television production company staff and the commercial director often suggest changes to the story board both to enhance the commercial and to enable the commercial to be filmed within the agency's and client's budget expectations.

         A final bid is then submitted to the agency. The bid includes without limitation the cost of shooting locations, actors (if applicable), technical personnel, props and sets, and other production materials.

         The agency selects the production company. Several factors contribute to the decision such as the commercial director's ideas about how the commercial would be shot, the bid submitted by the production company, the reputation of the commercial director and the relationship between the agency, advertiser and production company.

         PRE-PRODUCTION. Once the commercial is "awarded", the production company enters the pre-production period. The production company hires a line producer who works with the commercial director to produce the commercial. Locations are selected; sets are designed and built; props fabricated and/or procured, and, if applicable, characters are cast and wardrobe selected. At a formal meeting preceding the shooting days, the agency approves all of the creative choices made in preparation for filming.

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

         POST-PRODUCTION. The post production process involves editing the film footage and sound (which may or may not be recorded during production) through color correcting the final video. This process may also involve voice-over, titles, music and special effects. While the commercial director may or may not be an active part of the post production process, the director of music videos generally does take on the post production responsibility.

         Most often the agency independently edits the commercial. The commercial director may attend the editorial sessions and may be responsible for providing a first cut for the agency. The edit is then completed and approved by the agency and the client. Most typically, the Company is not involved in the post production process.

FINANCING THE PRODUCTION OF COMMERCIALS

         Ad agencies award jobs to commercial production companies with an accompanying bid. The award bid contains all of the costs associated with that particular commercial and is broken down into direct costs of production, commercial director's fees, insurance and the production company's fee. The production company and the producer of the commercial carefully monitor costs throughout the filming process. The agreed upon bid is often altered because during the principal photography stage the agency, client and commercial director agree upon a new creative option or because of unexpected occurrences such as inclement weather. When this occurs, and the project costs exceed the original budget, the increased cost is paid for by the agency and its client.

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

MUSIC VIDEOS

         A smaller percentage of the Company's business is derived from the production of music videos. The production cycles for music videos is similar to that of television commercials, but the budgets are generally smaller, i.e. $50,000 to $100,000. The Company is generally involved in the post production phase of music videos. The client for music videos is usually the record company or the performer directly. Some of the performers for which the Company has produced music videos include Oasis, Trick Daddy and K.D. Lange.

EMPLOYEES

         As of September 15, 2000, the Company had 24 employees who work on a full-time basis. Additionally, the Company had approximately 12 commercial directors, all of whom are independent contractors, and 3 sales representatives. Of such persons, 2 are officers or other senior executives of the Company. The Company does not anticipate any further material change in the number of its full-time employees in the near future. None of the Company's full-time employees are represented by a labor union and the Company believes that it has good relationships with its employees.

         The Company, through certain of its subsidiaries, is a party to collective bargaining agreements with the Directors Guild of America, SAG and the International Alliance of Theatrical Stage Employees. Other than these collective bargaining agreements, the Company is not a party to any collective bargaining agreements.

         On May 1, 2000, members of the SAG began a strike against the advertising agencies that represent the Company's customer base. This on-going strike has limited the Company's ability to produce television commercials domestically. The Company has made an effort to limit the effect that the strike may have on its operations by utilizing non-union talent and producing commercials outside the United States wherever possible. To date, the Company has lost business as a result of the strike. The Company can give no assurance that an extended strike will not have a significant adverse effect on its operations and liquidity.

         In addition, it is possible that some of the Company's future business activities will be affected by the existence of collective bargaining agreements because many of the performing artists and technical personnel, such as cameramen and film editors, that it employs on a free-lance basis are members of unions who are parties to collective bargaining agreements. The extent to which collective bargaining agreements may affect the Company in the future is not determinable.

COMPETITION

         The television commercial production industry is a highly fragmented multi-billion dollar industry, with most of the Company's competitors being relatively small operations. iNTELEFILM, the Company's largest shareholder, is also in the business of television commercial production and may compete with the Company. Although the Company believes that its commercial director roster and advertising agency relationships may have a competitive advantage, there can be no assurance that the Company will be able to successfully compete against its competitors.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         The Company's proprietary rights are an important part of its business. To protect its proprietary rights the Company relies on a combination of copyright, trade secret and trademark laws as well as nondisclosure and other contractual restrictions. The Company currently holds and uses the rights to various servicemarks, including the following: Harmony Holdings, Inc.(sm); The End, Inc.(sm); The Beginning Entertainment, Inc.(sm); and The Moment Films, Inc.(sm).

RISK FACTORS

         WE HAVE EXPERIENCED SIGNIFICANT LOSSES; WORKING CAPITAL DEFICIENCIES; NEGATIVE STOCKHOLDERS' EQUITY AND OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE QUALIFIED THEIR REPORT OF ACCOUNTANTS. For the fiscal years ended June 30, 1998 and 1999, we had net losses of $4,489,000 and $8,395,000, respectively. For the six months ended December 31, 1999, we had net losses of $1,136,000. In addition, as of December 31, 1999, we had a working capital deficiency of $6,320,000 and negative stockholders' equity of $3,842,000. As a result, our independent certified public accountants have qualified their report on our financial statements for the year ending June 30, 1999 and for the period ending December 31, 1999 and have raised substantial doubt as to our ability to continue as a going concern. Although we have completed our reorganization and believe that we have corrected many of the problems that caused these historical losses, we continue to operate at a loss and there can be no assurance that we will ever be able to operate profitably in the future. Furthermore, if we are unable to solve our current financial difficulties, we may have to cease operations or otherwise be liquidated.

         WE MAY BE UNABLE TO REPAY OUR INDEBTEDNESS. Through early March 2000, we had funded a portion of our working capital needs through a revolving line of credit with Finova Capital Corporation ("Finova"), an unaffiliated institutional lender, which provided for borrowings of up to $4.5 million, based on acceptable accounts receivable. The Finova credit facility was guaranteed by iNTELEFILM. In March 2000, Finova terminated this line of credit due to an event of default by us under the loan agreement. We subsequently repaid our indebtedness to Finova in full. In addition, as of June 30, 2000, we had borrowed $3.2 million from iNTELEFILM pursuant to demand promissory notes. The iNTELEFILM notes bear interest at a rate of 14% per annum and are due and payable on demand. On March 23, 2000, iNTELEFILM demanded payment in full of the loans it had made to us. iNTELEFILM subsequently granted us a forbearance of our payment demand for an indeterminate amount of time in order to enable our independent directors to evaluate our position and possible alternatives. No assurance can be given that we will be able to repay the iNTELEFILM loans. In addition to the $3.2 million, as of September 7, 2000, iNTELEFILM has provided us with working capital of $2.5 million. There is no assurance that we will be able to repay the working capital provided by iNTELEFILM when such amount is declared to be due and payable. In the event iNTELEFILM is successful in its announced tender offer, the substantial indebtedness owed to iNTELEFILM will be eliminated. In the event iNTELEFILM is not successful in its tender offer, the substantial indebtedness owed to iNTELEFILM will remain due and payable and there can be no assurance that the Company will be able to repay such indebtedness when such amount is declared to be due and payable. In August 2000, we, in conjunction with iNTELEFILM, entered into an accounts-receivable based loan and security agreement with General Electric Capital Corporation ("GE Capital"). This loan and security agreement provides for borrowings for working capital under a revolving line of credit with availability based on acceptable accounts receivable. The line of credit bears interest at a variable rate (10.24% at September 8, 2000) and all parties to the agreement cross-collateralize all borrowings. No assurance can be given that we will be able to repay such loan when such loan is declared due and payable. The Company currently has a negative cash flow from operations and, accordingly, does not have the financial ability to repay the loan.

         WE NEED ADDITIONAL FUNDS TO OPERATE OUR BUSINESS AND THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO RECEIVE ADDITIONAL FINANCING. During the past two fiscal years and the Transition Period, we have not generated positive cash flow from operations. Our capital needs have been met by loans we have obtained under lending facilities and from loans made to us by iNTELEFILM. We may need to raise additional debt or equity funds to repay our current outstanding loans and to fund our future operations. Under the loan agreement with GE Capital, we can only borrow against our eligible accounts receivable and as a result, we need additional funds to operate our business. To date, iNTELEFILM has provided us with the working capital we will need through loans and advances. However, there can be no assurance that iNTELEFILM will make any additional loans or provide any additional working capital to us or that additional debt or equity financing will be available from third party sources on terms favorable to us, or at all; however, management believes that such advances will continue as necessary through January 1, 2001. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our operations, repay our current indebtedness or further develop our business. Any such inability would have a material adverse effect on our business, results of operations and financial condition.

         OUR STOCK PRICE MAY BE VOLATILE. Our Common Stock has experienced significant price volatility and such volatility may continue to occur in the future. For the six months ending December 31, 1999, our stock fluctuated from $1.094 to $.125. Factors that could affect the trading price of the Common Stock include variations in quarterly results of operations, our announcements of new projects or our competitors, developments or disputes with respect to proprietary rights, general trends in the industry, overall market conditions and other factors. In addition, the stock market historically has experienced extreme price and volume fluctuations, which at times have been unrelated or disproportionate to the operating performance of certain companies. These market fluctuations may adversely affect the market price of the Common Stock.

         OUR COMMON STOCK IS THINLY TRADED, CREATING POSSIBLE LIQUIDITY PROBLEMS FOR SHAREHOLDERS WHO SEEK TO SELL. In February 1999, our common stock was removed from listing on the Nasdaq SmallCap Market and currently trades on the OTC Bulletin Board. The trading volume of stock on the OTC Bulletin Board tends to be less regular then other markets, which irregular trading can create a difficulty for shareholders seeking to sell their shares. Accordingly, no assurance can be given that our common stock will ever be actively traded on the OTC Bulletin Board market or that, if active trading does develop, it will be sustained.

         OUR TELEVISION COMMERCIAL DIRECTORS AND OTHER KEY PERSONNEL COULD LEAVE, IMPAIRING OUR DEVELOPMENT AND PROFITABILITY. We believe that our development and ability to operate profitably in the television commercial production industry depends on the hiring and continued engagement or employment of television commercial directors and other key personnel. While we have entered into various agreements with such persons, there can be no assurance that we will be able to retain such talent or that such talent will fulfill their obligations to us. Such persons could leave and compete against us in the industry. Since September 1, 1999 to September 15, 2000, the number of commercial directors has decreased from 20 to 12. Although we are currently negotiating several commercial director agreements, there can be no assurance that we will be able to retain such commercial directors or that the terms of any such agreements will be favorable to the Company.

         THE SCREEN ACTORS GUILD STRIKE AND OTHER LABOR DISPUTES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. On May 1, 2000, members of the SAG began a strike against the advertising agencies that represent our customer base. This on-going strike has limited our ability to produce television commercials domestically. We have made an effort to limit the effect that the strike may have on our operations by utilizing non-union talent and producing commercials outside of the United States wherever possible. To date, we have lost business as a result of the strike. We can give no assurance that an extended strike will not have a significant adverse affect on our operations and liquidity. In addition, it is possible that some of our future business activities will be affected by the existence of collective bargaining agreements because many of the performing artists and technical personnel, such as cameramen and film editors, that we employ on a free-lance basis are members of unions who are parties to collective bargaining agreements. There can be no assurance that our future business activities will not be adversely affected as a result of any collective bargaining agreements.

         OUR COMPETITION; CHANGING TECHNOLOGIES AND TRENDS MAY SIGNIFICANTLY IMPACT OUR BUSINESS. We face stiff competition from many qualified commercial production companies and commercial directors. We do not have any long-term contracts and must continually bid on new projects to generate revenues and support our overhead expenses. As a result, we must continually compete with our competitors for additional revenues. iNTELEFILM, is also in the business of television commercial production and may compete against us. In addition, the demand for commercial directors with certain talents in the commercial industry continually change reflecting changes in marketing styles, and technological changes, such as computer enhancements and other technical advances, also change the type of commercial directors that are in demand for producing television commercials. Unless we are able to continuously hire commercial directors with the talents that are demanded by our advertisers, our business and operations will be adversely affected. No assurance can be given that we will have the talent that is required to be able to successfully bid on the number of television commercials that are required for us to continue our operations.

         OUR ANTI-TAKEOVER PROVISIONS MAY PREVENT A CHANGE OF CONTROL. Certain provisions of our Certificate of

Incorporation (the "Charter") and Bylaws (the "Bylaws") and certain provisions of Delaware law could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire or take control of us. Such provisions could limit the price that investors might be willing to pay in the future for our Common Stock. These provisions require super-majority approval to amend certain provisions in the Charter and Bylaws, require that all stockholder actions be taken at a duly called annual or special meetings and not by written consent, and impose various procedural and other requirements that could make it more difficult for stock holders to effect certain corporate action. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit us from engaging in a "business combination" with an "interested stockholder," unless the business combination is approved in a prescribed manner. The application of Section 203 could also have the effect of delaying or preventing a change of control of us.

         YEAR 2000 ISSUES MAY HAVE AN ADVERSE ON OUR BUSINESS. As of September 1, 2000, we have not experienced and we do not anticipate any material adverse effects on our equipment, systems and operations as a result of Year 2000 issues. However, our failure, or the failure of our vendors, suppliers or other critical third parties with whom we conduct business to achieve Year 2000 compliance on a timely basis could materially adversely affect our business, operating results and financial condition.

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

ITEM 2. PROPERTY

PROPERTIES AND FACILITIES

         The Company's executive offices are located at 5501 Excelsior Boulevard, Minneapolis, Minnesota and is leased from Media Management, L.L.C., ("MMLLC"), a management company owned by Messrs. Dahl and Perkins, each of whom is a director of the Company. The facility is shared with iNTELEFILM. The Company pays MMLLC a monthly fixed amount for providing administrative, legal, financial and accounting services to the Company. The fixed amount also includes the rent for the executive offices of the Company. See "Item 13. Certain Relationships and Related Transactions."

         As of September 1, 2000, the Company currently leases office facilities at the following locations, for the purposes of conducting its television commercial and music video production business:

         The End, Inc.'s California facility is located at 433 South Beverly Hills Drive in Beverly Hills, California. The lease is for ten years ending in October 2008 at a monthly rate of $21,909.00.

         The End, Inc.'s current New York facility is located at 75 Varick Street, New York, New York. The lease is for ten years ending in August 2009 at a monthly rate of $9,282,00.

         Although these facilities are currently sufficient, there can be no assurance that the current facilities will be adequate to meet the Company's future capacity needs.

ITEM 3. LEGAL PROCEEDINGS

         On October 20, 1999, Imperial Bank, a California banking corporation filed a lawsuit against Cinnequanon Pictures International, Inc., the Company; Jennifer Peckham, an individual and Daniel Sales, an individual in Los Angeles Superior Court, Case No. BC218753. Imperial Bank alleges that the Company guaranteed $250,000 of Cinnequanon's obligations to Imperial Bank. The Company denies that it has any liability to Imperial Bank and intends to vigorously defend this lawsuit.

         Except as described above, the Company is not a party to any other material legal proceedings. From time to time the Company is a party to litigation which is incidental to its business, including administrative proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the period covered by this Transition Report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Following the completion of the Company's initial public offering in November 1991, its Common Stock began trading on the Nasdaq Small Cap Market under the symbol "HAHO." In February 1999, the Company's common stock was removed from the Nasdaq SmallCap Market and currently trades on the OTC Bulletin Board under the same trading symbol. The following table sets forth the high and low bid (or trade) price per share of the Common Stock for the fiscal period and Transitional Period indicated, as provided to the Company The Nasdaq Stock Market and the OTC Bulletin Board.

Fiscal Year - 1998                                High                       Low
Quarter Ended                            Closing Price             Closing Price
-------------                            -------------             -------------
September 30, 1997                                2.31                      2.19
December 31, 1997                                 2.00                      2.00
March 31, 1998                                    1.50                      1.25
June 30, 1998                                     1.63                      1.63

Fiscal Year - 1999                                High                       Low
Quarter Ended                            Closing Price             Closing Price
-------------                            -------------             -------------
September 30, 1998                                1.66                      1.00
December 31, 1998                                 1.44                      1.16
March 31, 1999                                    1.50                      1.00
June 30, 1999                                     1.06                       .88

Transition Period - December 31, 1999
                                                  High                       Low
Quarter Ended                            Closing Price             Closing Price
-------------                            -------------             -------------
September 30, 1999                               1.094                      .313
December 31, 1999                                 .469                      .125

         The quotations may include inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         On September 1, 2000, the closing price was $.110. As of such date, the Company estimates there were approximately 46 registered holders of record of the Common Stock.

DIVIDEND POLICY

         The Company has not declared or paid any cash dividends on its Common Stock during any period for which financial information is provided in this Transition Report on Form 10-K. Under the terms of the Company's loan agreement with GE Capital, the Company currently is prohibited from paying dividends on its Common Stock. The Company currently intends to retain future earnings, if any, to repay its outstanding indebtedness and to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future even if such payment were permitted under the loan agreement with GE Capital or if such restriction is otherwise no longer effective.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data of the Company is set forth below (000's omitted except for per share data). This selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements included elsewhere in this Transition Report on Form 10-K.

STATEMENT OF OPERATIONS DATA:

                                   Six Months Ended                              Twelve Months Ended
                                      December 31,                                     June 30,
                             -------------------------         ----------------------------------------------------
                                  1999            1998            1999        1998       1997       1996       1995
                             -------------------------         ----------------------------------------------------
Contract revenue             $  19,810       $  31,384         $66,340     $53,355    $64,831   $60,415     $61,227
Cost of production              17,396          26,829          56,347      43,617     52,174    51,041      50,920

                             -------------------------         ----------------------------------------------------
Selling, general &
administrative expenses          2,799           4,855          10,012      10,760      9,343      8,628      8,800
Subsidiary stock option
compensation                         -             218           2,234         391         75          -          -
Corporate charges                  701             628           1,457       2,379      1,147      2,050      1,655
Depreciation & amortization        171             474             882         700        620        564        528
Restructuring costs &
impairment of assets                 -           3,532           3,357           -          -          -          -
                             -------------------------         ----------------------------------------------------
Income (loss) from operations   (1,257)         (5,152)         (7,949)     (4,492)     1,472     (1,868)      (676)
Gain on disposal of production
division                           120               -               -           -          -          -          -
Equity earnings in Curious
Pictures                           280               -               -           -          -          -          -
Interest income (expense), net    (278)           (187)           (434)         25         40       (243)        (9)
                             -------------------------         ----------------------------------------------------
Income (loss) before taxes      (1,135)         (5,339)         (8,383)     (4,467)     1,512     (2,111)      (685)
Income tax expense                   -              10              11          22        179         20          -
                             -------------------------         ----------------------------------------------------
Net income (loss)              $(1,135)       $(5,349)         $(8,394)    $(4,489)    $1,333    $(2,131)     $(685)
                             -------------------------         ----------------------------------------------------
Income (loss) per share-
basic and diluted               $(0.15)         $(0.73)         $(1.13)     $(0.69)    $ 0.20     $(0.37)    $(0.12)
                             -------------------------         ----------------------------------------------------
Weighted average shares
outstanding                      7,507           7,314           7,409       6,515      6,682      5,692      5,567
                             -------------------------         ----------------------------------------------------


Balance Sheet Data:
                                          December 31,                                 June 30,
                                             1999                1999        1998       1997       1996       1995
                                          ------------         ----------------------------------------------------
Cash                                            $1,067          $2,911      $3,834     $2,355       $447       $230
Current assets                                   6,251          10,713      12,008      9,505      4,986      7,707
Goodwill, net                                      163             169       2,546      2,758      2,969      3,181
Total assets                                     8,729          14,121      16,927     14,505      9,687     12,955
Current liabilities                             12,571          15,703      12,698      6,748      5,382      6,196
Non-current liabilities                              -               -           -          -          -        385
Total liabilities                               12,571          15,703      12,698      6,748      5,382      6,581
Minority interest                                    -           2,700         466         75          -          -

                                          ------------         ----------------------------------------------------
Stockholders' equity (deficit)                 $(3,842)        $(4,281)   $3,763       $7,682     $4,304    $6,374
                                          ------------         ----------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for our services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive pricing and such other risks and uncertainties as are described in this Transition Report on Form 10-K and other documents previously filed or hereafter filed by the Company from time to time with the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the our Form 10-Q for the six months ended June 30, 2000.

Overview

                During the six months ended December 31, 1999, we operated through two major divisions. Each division consists of one of our subsidiaries, that subsidiary in turn operates one or more of its own subsidiaries. The two principal subsidiaries that represent the major operating divisions are The End and Curious Pictures. The End is a wholly owned subsidiary of ours. Curious Pictures operated as a majority owned subsidiary during July 1999 only. Effective August 1, 1999, our ownership of Curious Pictures' was reduced to 49% (see Note 3 to the attached financial statements). As a result, we will hereafter recognize, as an equity investment, 49% of the income or loss produced by Curious Pictures. During the fiscal year ended June 30, 1999, we operated two additional divisions, Harmony Pictures and The End (London). Harmony Pictures discontinued operations during the second quarter of fiscal year 1999, and we sold 90% of the stock of The End (London) as of July 1, 1999 (see Note 3 to the attached financial statements). Accordingly, the results of operations for the six months ended December 31, 1998 reflect the operations of three subsidiaries that are not included in the results of operations in the current fiscal year.

Results of Operations:

Six Months Ended December 31, 1999 Compared to Six Months Ended December 31,
1998:

         During the six months ended December 31, 1999, revenues decreased $11,574,000 or 37% compared to the same period of 1998. Of the decrease in revenues, $8,330,000 is from the two divisions we no longer operate, while $8,081,000 is from revenues of Curious Pictures, which we no longer consolidate in our financial statements. Revenues at The End increased $4,837,000 in the six months ended December 31, 1999 compared to the same period in the prior year. These increases were due primarily to The End's ability to attract and retain commercial directors.

         Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials and music videos including film, crews, location fees and commercial directors' fees. Cost of production as a percentage of revenues increased from approximately 86% to 88% in the six months ended December 31, 1999 compared to the same period of

1998. Exclusive of Curious Pictures and the two divisions we no longer operate, The End's cost of production increased from 87% during the six months ended December 31, 1998 to 88% during the six months ended December 31, 1999. With the addition of several new commercial directors, we submitted lower bids in an attempt to increase operating revenues and to gain work for newly signed commercial directors. We believe the cost of production, as a percentage of revenue, will decrease as new commercial directors become more established.

         Selling expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of production contracts. Selling expenses totaled $757,000 in the six months ended December 31, 1999 compared to $1,634,000 in the same period of 1998. Of this 54% decrease during these comparative six-month periods, a $1,024,000 decrease is related to Curious Pictures and the two divisions we no longer operate while, in conjunction with increased revenues, selling expense at The End increased $147,000.

         General and administrative expenses consist of overhead costs such as office rent and expenses, general and administrative payroll, and related items. General and administrative expenses decreased $1,179,000 or 37% from $3,211,000 during the six months ended December 31, 1998 to $2,032,000 in the same period of 1999. General and administrative expenses increased $719,000 at The End due primarily to the increased activities at The End's subsidiaries as new commercial directors were signed. The decrease of $1,898,000 is related to Curious Pictures and the two divisions we no longer operate.

         The $218,000 stock option compensation expense reported during the six months ended December 31, 1998 represented a non-cash charge resulting from Curious Management earning stock options of Curious Pictures. This agreement terminated upon iNTELEFILM's exercise of the options granted (see Note 3 to the attached financial statements).

         Corporate charges increased $74,000 in the six months ended December 31, 1999 compared to the respective six-month period in 1998. This 12% increase is due primarily to additional professional fees incurred in litigation, renegotiating employment and commercial director contracts, and negotiations with Finova regarding the line of credit (see Note 7 to the attached financial statements).

         Depreciation and amortization expense decreased in the six months ended December 31, 1999 by $304,000 or 64% compared to the same period in 1998. This expense decreased primarily due to the two divisions we no longer operate and Curious Pictures.

         As a result of the sale of 90% of our interest in The End (London) (see
Note 3 to the attached financial statements), we were relieved of liabilities in excess of assets forfeited, resulting in a non-cash gain of $120,000.

         Interest expense net of interest income increased $91,000 during the during the six months ended December 31, 1999 compared to the six months ended December 31, 1998. This increase was a result of our increased borrowings under our credit facility, as well as the interest incurred as a result of borrowings from iNTELEFILM (see Note 11 to the attached financial statements).

         No income tax expense was reported during the six months ended December 31, 1999. Our effective income tax rate varied from the statutory federal tax rate as a result of state taxes and an increase in the valuation allowance booked against the deferred tax asset. A valuation allowance has been established for the full amount of our net deferred tax asset, as we cannot determine that it is more likely than not that the deferred tax assets (primarily net operating loss carryforwards) will be realized.

         We incurred net losses of $1,136,000 and $5,348,000 for the six-month periods ended December 31, 1999 and 1998, respectively. The net losses for the six-month period ended December 31, 1998 included a one-time charge for restructuring costs and the impairment of assets related to discontinuing the operations of Harmony Pictures (see Note 12 to the attached financial statements).

Year ended June 30, 1999 as compared with year ended June 30, 1998:

         For the year ended June 30, 1999, contract revenues increased by 24% or $12,985,000 to $66,340,000 from $53,355,000 for the year ended June 30, 1998.
This increase in revenue represents revenue increases of $7.5 million by The End (London), $4.6 million by Curious Pictures, and $10.1 million by The End. These increases were due primarily to the improved resources with which the subsidiaries were able to attract and retain commercial directors. The increase in revenues at these divisions more than offset the decrease in revenues due to the discontinuance of Harmony Pictures. Revenue at Harmony Pictures decreased $9.0 million during the year ended June 30, 1999. As mentioned above, we discontinued the operations of Harmony Pictures during the second quarter of fiscal year 1999.

         Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials and music videos including film, crews, location fees and commercial directors' fees. Cost of production as a percentage of revenues increased from approximately 82% to 85% for the fiscal year ended June 30, 1999 compared to fiscal year 1998. As a result of the increase in the cost of production, gross margins as a percentage of revenues decreased from 18% for the year ended June 30, 1998 to 15% in the year ended June 30, 1999. This decrease in gross margins is due to bids we submitted at lower margins than the previous year in an attempt to increase operating revenues and to gain work for newly signed commercial directors. Additionally, lower margins are realized on music videos than on television commercials. As we have taken on more music video projects in the last fiscal year, the overall margins have decreased. We believe that the cost of production as a percentage of revenue will decrease as these new commercial directors become more established.

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

         Stock option compensation expense reported during the year ended June 30, 1999 was $2,234,000, an increase of $1,844,000 over the fiscal year ended June 30, 1998. This expense represented a non-cash charge resulting from Curious Management earning stock options of Curious Pictures under a December 15, 1996 agreement between the Company and Curious Management. Effective August 1, 1999, this Option Agreement was purchased by iNTELEFILM. The cumulative amount of compensation expense recognized related to this agreement was $2,700,000 and is reflected as a minority interest in Curious Pictures on the accompanying balance sheet.

         Corporate charges decreased $922,000 or 39% from $2,379,000 in fiscal year 1998 to $1,457,000 in fiscal year 1999. This decrease was due primarily to the consolidation of the corporate offices in Minneapolis, which include the executive, accounting, and legal staff.

         Depreciation and amortization expense increased in the fiscal year 1999 by $182,000 or 26% compared to fiscal year 1998. Although there was an overall increase of this expense over the year, depreciation and amortization expense decreased in the last two quarters due to the disposal of depreciable assets and the impairment of goodwill resulting from the discontinuance of operations of Harmony Pictures.

         Upon reaching the decision to discontinue the Harmony Pictures division, management determined that the goodwill associated with the division was fully impaired. Accordingly, an impairment charge of $2,215,000 was recognized in the second quarter of fiscal 1999. Other restructuring costs of $1,142,000 were also recognized on the accompanying income statement. The restructuring costs relate to the incremental costs of discontinuing the division and primarily consist of general office closing logistics, however also include amounts which in aggregate are not significant in nature, such as severance payments, contract buyouts, lease obligations and non-refundable prepayments.

         Interest income decreased $71,000 and interest expense increased $389,000 during fiscal year 1999 compared to fiscal year 1998, as a result of our increased borrowings under our credit facility entered into with Freemont Capital Corporation, which subsequently transferred its interest to Finova, as well as the interest incurred as a result of borrowings from iNTELEFILM.

         Income tax expense decreased $11,000 from $22,000 in fiscal year 1998 to $11,000 in fiscal year 1999. Our effective income tax rate varied from the statutory federal tax rate as a result of state taxes and an increase in the valuation allowance booked against the deferred tax asset. A valuation allowance was established for the full amount of our net deferred tax asset, as we cannot determine that it is more likely than not that the deferred tax assets (primarily net operating loss carryforwards) will be realized.

         The Company as a whole incurred net losses of $8,395,000 during the fiscal year ended June 30, 1999. The losses for the year included the restructuring and asset impairment costs totaling $3,357,000 related to the discontinued operations of Harmony Pictures and the non-cash stock option compensation expense of $2,234,000 related to the Option Agreement.

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

         Historically, we have not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, we do not expect adoption of the new standard to affect our financial statements.

         In 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" dealing with revenue recognition which is effective in the fourth quarter of fiscal 2000. The Company does not expect is adoption to have a material effect on the Company's financial statements.

         In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which is effective July 1, 2000. This interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 will not have a material effect on the Company's financial statements.

Liquidity and Capital Resources

         During the six months ended December 31, 1999, we incurred a net loss of $1.1 million and a cash flow from operations deficit of $2.9 million, resulting in a working capital deficit of $6.3 million and an accumulated deficit totaling $21.2 million at December 31, 1999.

         For nominal consideration, effective July 1, 1999, we sold 90% of the issued and outstanding shares of capital stock of The End (London). Prior to this sale, The End (London) was a wholly owned subsidiary of ours. For the fiscal year ended June 30, 1998 and 1999, The End (London) had gross revenues of $3.7 million and $11.2 million and net losses of $591,000 and $862,000, respectively. In connection with the sale of the stock, the purchaser, under certain circumstances, may purchase the remaining 10% equity interest in The End (London) from us for approximately $803,000. As a result of this transaction, we were relieved of approximately $1.5 million in liabilities and forfeited approximately $1.3 million of assets, including $314,000 of cash. The disposal of this subsidiary has relieved us of the need to financially support this subsidiary and should improve future liquidity.

         Effective as of August 1, 1999, iNTELEFILM purchased, from Curious Management, the Option Agreement entered into by the Company and Curious Management dated December 15, 1996. In order to keep Curious Pictures and Curious Management together in the Company, our board of directors agreed to allow iNTELEFILM to purchase this agreement for the benefit of both parties, and consented to the final agreement whereby, immediately following the purchase of the Option Agreement, iNTELEFILM exercised these options and also acquired a 1% equity interest owned by Curious Management. As a result of this transaction, we currently own 49% of the outstanding stock of Curious Pictures and iNTELEFILM owns 51% of the stock. Prior to the acquisition, we owned 99% of the outstanding shares of Curious Pictures, and Curious Management owned 1%. By having our interest in Curious Pictures reduced to below 50%, we no longer consolidate the revenues and expenses of this division, rather we account for Curious Pictures as an equity investment. Accordingly, we now reflect on our balance sheet, an investment in and an amount due to Curious Pictures, which totaled $1.4 million and $1.6 million, respectively, at December 31, 1999. Prior to the aforementioned transaction, this payable was eliminated through the consolidation of Curious Pictures (See Note 3 to the attached financial statements).

         Through December 31, 1999, we funded a portion of our working capital needs through a revolving line of credit with Finova, an unaffiliated institutional lender, which provided for borrowings of up to $4.5 million, based on acceptable accounts receivable. The Finova credit facility was guaranteed by iNTELEFILM, the owner of approximately 55% of our outstanding common stock. In April 2000, we repaid our indebtedness to Finova in full. Independent of the notes payable to iNTELEFILM in the amount of approximately $3.2 million, we received advances from iNTELEFILM during the period from January 1, 2000 to September 7, 2000. These non-interest bearing advances are unsecured and primarily funded a portion of the line of credit pay-off and our operations. At September 7, 2000, $2.5 million of these advances remained due and payable to iNTELEFILM for a total indebtedness to iNTELEFILM of $5.7 million. Management believes that such advances will continue as necessary through January 1, 2001.

         In August 2000, The End, along with two subsidiaries of iNTELEFILM entered into an accounts receivable-based loan and security with GE Capital. This agreement provides for borrowings by The End for working capital under a revolving line of credit (see note 14 to the attached financial statements), thereby enabling The End to operate its business through a line of credit instead of depending solely on iNTELEFILM to fund its operations. However, this line of credit only allows The End to borrow against its eligible accounts receivable and all parties to the agreement cross-collateralize all borrowings. Therefore, there can be no assurance that such line of credit will be sufficient to fund The End's operations. As a result, we may need to seek additional outside financing to fund our operations. Although iNTELEFILM has provided us with financing in the past, there can be no assurance that iNTELEFILM will continue to provide us with additional financing or that we will be able to obtain additional financing from other third parties.

         Prior to this agreement being signed, our only external financing resources were our advances from and notes payable to iNTELEFILM, the repayment of such notes which iNTELEFILM demanded on March 23, 2000. On May 1, 2000, iNTELEFILM agreed to forbear its right to collect on the notes for an undetermined amount of time. No assurance can be given that we will be able to cure iNTELEFILM's note payable call at the expiration of the forbearance. Such a cure may include conversion of the iNTELEFILM notes to common stock and substantial dilution to existing shareholders. Additionally, no assurance can be given that we will be able to fund our operations without additional sources of outside financing. We continue to attempt to reduce our cash usage through work force, operating reductions and an increase in the number of our commercial directors. Primarily as a result of these items, our independent certified public accountants modified their opinion on our December 31, 1999 Consolidated Financial Statements to contain a paragraph wherein they expressed substantial doubt about our ability to continue as a going concern (see Note 2 to the attached financial statements).

         In March 2000, iNTELEFILM publicly announced its future intention to effect an exchange tender offer with our stockholders to acquire all of the outstanding shares of our common stock that is not currently owned by iNTELEFILM in exchange for shares of iNTELEFILM common stock. iNTELEFILM currently owns approximately 55% of our common stock. According to its announcement, iNTELEFILM proposes to offer one share of its common stock for every 13.75 shares of our common stock. If iNTELEFILM is successful in acquiring such shares, we will become a wholly-owned subsidiary of iNTELEFILM, and will no longer be an independent financial reporting entity.

         On May 1, 2000, members of the SAG began a strike against the advertising agencies that represent our customer base. This on-going strike has limited our ability to produce television commercials domestically. We have made an effort to limit the effect that the strike may have on our operations by utilizing non-union talent and producing commercials outside of the United States wherever possible. To date, we have lost business as a result of the strike. We can give no assurance that an extended strike will not have a significant adverse affect on our operations and liquidity. In addition, it is possible that some of our future business activities will be affected by the existence of collective bargaining agreements because many of the performing artists and technical personnel, such as cameramen and film editors, that we employ on a free-lance basis are members of unions who are parties to collective bargaining agreements. There can be no assurance that our future business activities will not be adversely affected as a result of any collective bargaining agreements.

         Management has taken steps to reduce our operating cash flow deficit including the 1999 disposition of most of our interest in The End (London). Although iNTELEFILM is still providing us with some financing, iNTELEFILM is not obligated to make any additional advances to us. Should iNTELEFILM cease making additional advances to us and the line of credit through GE Capital be insufficient to meet our working capital needs, we may have to seek alternative financing. If we are not able to obtain adequate financing, or financing on acceptable terms, we could be forced to further reduce or terminate our operations or potentially default on our obligations to our creditors, all of which may be materially adverse to our operations and prospects.

         Consolidated cash was $1,067,000 at December 31, 1999 and $2,911,000 at June 30, 1999, a decrease of $1,844,000.

         Although our net loss for the six months ended December 31, 1999 was $1,136,000, cash used in operating activities for the six months ended December 31, 1999 was $2,901,000. Net of the effect of the sale of The End (London) and the effect of not consolidating Curious Pictures, accounts receivable at December 31, 1999 decreased $592,000 from June 30, 1999, and other assets at December 31, 1999 increased $5,000 from June 30, 1999. Accounts payable at December 31, 1999 decreased $924,000 from June 30, 1999, other liabilities decreased $1,054,000 from June 30, 1999 to December 31, 1999, and deferred income decreased $284,000 during that same period.

         During the six months ended December 31, 1999, cash used in investing activities was $488,000. This represents cash used for capital expenditures incurred in the normal course of operations, and cash forfeited in the transactions involving The End (London) and Curious Pictures (see Note 3 to the attached financial statements).

         Cash obtained in financing activities during the six months ended December 31, 1999 was $1,545,000, which was a result of increased use of the line of credit and borrowings from iNTELEFILM.

         Consolidated cash was $2,911,000 at June 30, 1999 and $3,834,000 at June 30, 1998, a decrease of $923,000.

         Cash used in operating activities for the year ended June 30, 1999 was $2,726,000. Accounts receivable at June 30, 1999 decreased $566,000 from June 30, 1998, and other assets at June 30, 1999 increased $996,000 from June 30, 1998. Accounts payable at June 30, 1999 increased $32,000 from June 30, 1998, accrued expenses decreased $563,000 from June 30, 1998 to June 30, 1999, and deferred income increased 1,088,000 during that same period.

         During the year ended June 30, 1999, cash used in investing activities was $995,000. This represents cash used for capital expenditures incurred in the normal course of operations, less the payment of the note receivable received by from a former officer.

         Cash provided by financing activities during the year ended June 30, 1999 was $2,798,000 which was provided through the cash borrowings from iNTELEFILM and the proceeds from the issuance of common stock to iNTELEFILM, net of the repayment of borrowings from iNTELEFILM.

         Year 2000 Compliance.

         Before the rollover of the year from 1999 to 2000, many installed computer systems and software products were coded to accept only two digit date entries and were unable to accept four digit date entries to distinguish 21st century dates from the 20th century dates. As a result, computer systems and software used by many companies prior to the rollover date required upgrading or replacement to comply with such "Year 2000" requirements. Our failure, the failure of our vendors, suppliers or other critical third parties with whom we conduct business to achieve Year 2000 compliance on a timely basis could materially adversely affect our business, operating results and financial condition.

         As of September 1, 2000, we had not experienced and do not anticipate any material adverse effects on our production equipment, systems or operations as a result of Year 2000 issues. Business is continuing as usual, and internal equipment and systems will continue to be monitored for any likely disruptions. Further, as of September 1, 2000, we had not experienced any operational difficulties as a result of Year 2000 issues with our vendors, suppliers or other critical third parties with whom we conduct business. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that we will not in the future identify equipment or systems which are not Year 2000 compliant.

         Although the transition to the Year 2000 did not have any significant impact on us or our equipment, systems and operations, we will continue to monitor the impact of the Year 2000 on our equipment and systems and those of our vendors, suppliers and other critical third parties. The contingency plans that were developed for use in the event of Year 2000-related failures will be maintained and generalized for ongoing business use.

         We have not and do not anticipate spending any material amounts of money relating to Year 2000 issues.

         INFLATION

                  Inflation has not had a significant effect on us.

         ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk

         The Company's interest rate risk results from short-term debt at fixed and variable rates, primarily fixed interest rate debt which is due on demand to a related party and a variable interest rate demand under the GE Capital loan agreement. As the Company's debt portfolio is short-term in nature, management's primary method to mitigate the impact of fluctuations in interest rates is to monitor credit availability and , to the extent possible, the Company's credit worthiness in an effort to ensure that the debt portfolio is competitively priced. The following table provides information about the Company's notes payable and line of credit and presents principal cash flows and current interest rates by expected maturity date.

                                                    Fair Value and Due on Demand
                                                            at December 31, 1999
                                                    ----------------------------
         Note payable to related party                                $3,193,615
         Fixed Interest Rate                                               14.0%

         Line of Credit - Finova                                      $3,548,911
         Variable Interest Rate

         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                             HARMONY HOLDINGS, INC.

                              FINANCIAL STATEMENTS

                            FOR THE SIX MONTHS ENDED
                                DECEMBER 31, 1999
                                     AND THE
                                   YEARS ENDED
                             JUNE 30, 1999 AND 1998

                             HARMONY HOLDINGS, INC.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----
Report of Independent Certified Public Accountants..........................F-1


Consolidated Balance Sheets.................................................F-2


Consolidated Statements of Operations.......................................F-3


Consolidated Statement of Stockholders' Equity (Deficit)....................F-4


Consolidated Statements of Cash Flows.......................................F-5


Notes to Consolidated Financial Statements...........................F-6 - F-24


Schedule II - Valuation and Qualifying Accounts............................F-25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Harmony Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Harmony Holdings, Inc. as of December 31, 1999 and June 30, 1999, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the six months and three years then ended, respectively. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harmony Holdings, Inc. at December 31, 1999 and June 30, 1999, 1998 and 1997 and the consolidated results of its operations and cash flows for the six months and three years then ended, respectively, in conformity with generally accepted accounting principles.

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

BDO SEIDMAN, LLP




Milwaukee, Wisconsin
February 8, 2000, except Note 7 dated March 17, 2000
 and Notes 2 and 14 dated September 8, 2000

HARMONY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                          DECEMBER 31,      JUNE 30,        JUNE 30,
                                                                              1999            1999            1998
                                       ASSETS
Current assets:
      Cash and cash equivalents                                          $   1,066,823   $   2,910,618  $   3,834,023
      Accounts receivable - net of allowance for doubtful accounts of
         $179,664, $253,381 and $43,717, respectively                        4,008,825       6,111,922      6,560,469
      Unbilled accounts receivable                                                   -         -              327,475
      Compensation draws - net of allowance for commercial director
         advances of $140,052 and $0, and $0, respectively                     699,160         642,530        509,446
      Prepaid expenses                                                         370,105         897,813        517,749
      Accounts receivable - affiliates (Note 11)                                18,187          34,650        -
      Other current assets                                                      87,925         115,420        259,256
                                                                       --------------------------------------------------
              Total Current Assets                                           6,251,025      10,712,953     12,008,418

      Property and equipment, at cost, net of accumulated
          depreciation and amortization (Note 4)                               751,876       2,629,521      2,123,412
      Investment in Curious Pictures (Notes 1 and 3)                         1,369,269         -              -
      Goodwill, net of accumulated amortization of $87,500,
          $81,250 and $1,666,423, respectively                                 162,500         168,750      2,545,885
      Other assets                                                             194,387         610,231        249,400
                                                                       --------------------------------------------------
              Total Assets                                               $   8,729,057    $ 14,121,455  $  16,927,115
                                                                       ==================================================

                     LIABILITY & SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable                                                   $     870,172   $   3,083,381  $   3,199,760
      Accounts payable - affiliates (Note 11)                                  224,660         148,744        -
      Accrued liabilities (Note 6)                                           1,884,285       3,842,807      4,406,014
      Line of credit (Note 7)                                                3,548,911       2,468,527      2,750,000
      Due to Curious Pictures (Notes 1 and 3)                                1,609,553         -              -
      Notes payable to related party (Note 11)                               3,193,615       2,729,342        -
      Deferred income                                                        1,239,527       3,429,794      2,342,133
                                                                       --------------------------------------------------
              Total Current Liabilities                                     12,570,723      15,702,595     12,697,907

Minority interest (Note 8)                                                           -       2,700,000        465,750

Commitments and Contingencies (Note 8)                                               -         -              -

Shareholders' equity (deficit): (Note 9)
      Preferred Stock, $.01 par value, authorized 10,000,000
          shares; none issued                                                        -         -              -
      Common stock, $.01 par value, authorized 20,000,000
          shares, issued and outstanding 7,506,660, 7.506,660
          and 7,237,429, respectively                                           75,067          75,067         72,375
      Additional paid-in capital                                            17,257,279      15,682,245     15,334,937
      Accumulated deficit                                                  (21,174,012)    (20,038,452)   (11,643,854)
                                                                       --------------------------------------------------
              Total Shareholders' Equity (Deficit)                         ( 3,841,666)     (4,281,140)     3,763,458
                                                                       --------------------------------------------------

              Total Liabilities & Shareholders' Equity (Deficit)         $   8,729,057   $  14,121,455  $  16,927,115
                                                                       ==================================================



          See accompanying notes to consolidated financial statements.

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                    SIX MONTHS
                                                       ENDED                           YEARS ENDED
                                                   DECEMBER 31,                          JUNE 30,
                                                  ----------------    -----------------------------------------------
                                                       1999                1999            1998           1997
                                                  ----------------    -----------------------------------------------
Revenues                                          $   19,810,274      $ 66,340,255   $   53,355,100  $   64,830,918

Costs and expenses:
   Cost of production                                 17,396,302        56,346,654       43,616,737      52,174,372
   Selling, general and administrative
      (exclusive of all items shown below)             2,799,307        10,011,915       10,760,628       9,343,159
   Subsidiary stock option compensation
      (Note 8)                                           -               2,234,250          390,750          75,000
   Corporate                                             376,368           993,656        2,204,724       1,146,452
   Corporate expenses paid to affiliated
      management company (Note 11)                       325,000           463,720          174,348         -
   Depreciation & amortization                           170,596           881,790          700,145         620,400
   Restructuring cost & impairment of assets
      (Note 12)                                          -               3,357,495          -               -
                                                  -------------------------------------------------------------------
Income (loss) from operations                       (  1,257,299)       (7,949,225)    (  4,492,232)      1,471,535

Gain on disposal of The End (London)                     119,508           -                -               -
Equity earnings in Curious Pictures                      280,419           -                -               -
Interest income                                            8,656            53,770           44,154          58,775
Interest income - related parties (Note 11)              -                 -                 80,305          19,933
Interest expense                                    (    110,051)       (  303,073)    (     99,144)   (     39,053)
Interest expense - related parties (Note 11)        (    176,793)       (  184,577)         -               -
                                                  -------------------------------------------------------------------
Net income (loss) before income taxes               (  1,135,560)       (8,383,105)    (  4,466,917)      1,511,190

Income tax expense (Note 5)                                 -               11,493           21,663         178,763
                                                  -------------------------------------------------------------------
Net income (loss)                                 $(   1,135,560)     $( 8,394,598)  $(   4,488,580) $    1,332,427
                                                  ===================================================================

Net income (loss) per share - basic and diluted   $(     0.15)        $(     1.13)   $(     0.69)    $     0.20
                                                  ===================================================================

Weighted average number of shares
   outstanding                                         7,506,660      7,409,000           6,515,000       6,682,000
                                                  ===================================================================






          See accompanying notes to consolidated financial statements.

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                       COMMON STOCK
                                      --------------           ADDITIONAL         ACCUMULATED      STOCKHOLDERS'
                                    SHARES        AMOUNT     PAID-IN CAPITAL        DEFICIT       EQUITY (DEFICIT)
------------------------------- --------------- ---------- ------------------ ------------------ -----------------
BALANCE AT JUNE 30, 1996            5,693,198    $ 56,933     $ 12,735,136       $( 8,487,701)      $ 4,304,368

Sale of common stock                1,000,000      10,000        1,990,000            -               2,000,000
Issuance of stock options
    (Note 9)                          -             -               44,993            -                  44,993
Net income                            -             -              -                1,332,427         1,332,427
                                ----------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997            6,693,198      66,933       14,770,129        ( 7,155,274)        7,681,788

Exercise of stock options
   (Note 9)                           775,000       7,750        1,162,500            -               1,170,250
Repurchase of common
   stock (Note 9)                  (  230,769)    ( 2,308)     (   597,692)           -              (  600,000)
Net Loss                              -             -              -              ( 4,488,580)       (4,488,580)
                                ----------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998            7,237,429      72,375       15,334,937        (11,643,854)        3,763,458

Issuance of common stock              269,231       2,692          347,308            -                 350,000

Net loss                              -             -              -              ( 8,394,598)       (8,394,598)
                                ----------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999            7,506,660      75,067       15,682,245        (20,038,452)       (4,281,140)
Set up Curious Pictures as an
equity basis investment (Note 3)      -             -            1,575,034            -               1,575,034
Net loss                              -             -              -              ( 1,135,560)       (1,135,560)
                                ----------------------------------------------------------------------------------
BALANCE AT  DECEMBER 31, 1999       7,506,660    $ 75,067     $ 17,257,279       $(21,174,012)      $(3,841,666)
                                =============== ========== ================== ================== =================




          See accompanying notes to consolidated financial statements.

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                              SIX MONTHS ENDED                   YEARS ENDED
                                                                DECEMBER 31,                       JUNE 30,
                                                              -----------------  ---------------------------------------------
                                                                    1999              1999           1998          1997
                                                              -----------------  ---------------------------------------------
OPERATING ACTIVITIES:
   Net income (loss)                                          $(   1,135,560)    $(    8,394,598$(  4,488,580)$   1,332,427
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
     Depreciation & amortization                                     170,596             881,790      700,145       620,400
     Impairment of assets                                            -                 2,215,175      -             -
     Provision for doubtful accounts                                 140,052             226,868       30,167        97,464
     Gain on disposal of The End (London)                       (    119,508)            -            -             -
     Equity earnings in Curious Pictures                        (    280,419)            -            -             -
     Issuance of non-cash compensation expense                       -                 2,234,250      390,750       119,993
     Decrease (increase), exclusive of disposition, in:
        Accounts receivable                                          591,912             221,679  ( 1,309,971)  ( 1,652,725)
        Other current assets                                          45,935       (     307,242)     281,672   (   846,479)
        Other assets                                            (     50,817)      (     360,831)      40,295   (   126,869)
     Increase (decrease), exclusive of disposition, in:
        Accounts payable                                        (    924,491)             32,365    1,505,541       451,702
        Accrued liabilities                                     (    911,586)      (     563,207)     175,346     2,142,881
        Due to Curious Pictures                                 (    142,853)            -            -             -
        Deferred income                                         (    284,090)          1,087,661    1,518,762   (   543,729)
                                                               ----------------------------------------------------------------
          Net cash provided by (used in) operating
           activities:                                          (  2,900,829)      (   2,726,090) ( 1,155,873)    1,595,065
                                                               ----------------------------------------------------------------
INVESTING ACTIVITIES:
   Capital expenditures                                         (    107,737)      (   1,225,939) (   658,713)  (   793,291)
   Cash relinquished in The End (London) and  Curious
   Pictures transactions                                        (    379,835)            -            -             -
   Other assets                                                 (         51)            230,755  (    26,266)  (   208,889)
                                                               ----------------------------------------------------------------
           Net cash used in investing activities                (    487,623)      (     995,184) (   684,979)  ( 1,002,180)
                                                               ----------------------------------------------------------------
FINANCING ACTIVITIES:
   Line of credit                                                  1,080,384       (     281,473)   2,750,000   (   300,000)
   Debt proceeds net of debt repayment                               464,273           2,729,342      -         (   385,000)
   Repurchase of common stock                                        -                   -        (   600,000)      -
   Proceeds from issuance of common stock                            -                   350,000    1,170,250     2,000,000
                                                               ----------------------------------------------------------------
           Net cash obtained in financing activities               1,544,657           2,797,869    3,320,250     1,315,000
                                                               ----------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                (  1,843,795)      (     923,405)   1,479,398     1,907,885
Cash and cash equivalents at beginning of period                   2,910,618           3,834,023    2,354,625       446,740
                                                               ----------------------------------------------------------------
Cash and cash equivalents at end of period                    $    1,066,823     $     2,910,618$   3,834,023 $   2,354,625
                                                              ================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                     $      158,835     $       487,650$      99,144 $      62,905
                                                              ================================================================
   Income taxes                                               $      -           $       -      $      57,900 $      57,289
                                                              ================================================================


          See accompanying notes to consolidated financial statements.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Organization, Business, and Principles of Consolidation:

                Harmony Holdings, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 5, 1991, and currently conducts its operations through its wholly owned subsidiary The End, Inc. ("The End") which in turn operates one or more of its own subsidiaries and a 49% minority ownership interest in Curious Pictures Corporation ("Curious Pictures") with the remaining 51% interest of Curious Pictures owned by iNTELEFILM Corporation ("iNTELEFILM"), the Company's largest shareholder. The Company also owns a 10% interest in Harry Nash Film Productions f/k/a The End (London), Ltd. ("The End (London)") based in London. Effective July 1, 1999, the Company sold 90% of the stock of The End (London). Unless the context indicates otherwise, the term "Company" includes Harmony Holdings, Inc. and all of its direct and indirect majority-owned subsidiaries of Harmony Holdings, Inc. at the time of reference. For periods after August 1, 1999, the reference to "Company" does not include Curious Pictures, a 49% owned equity investment of Harmony Holdings, Inc. (Note 3).

                The Company operates in one reportable segment, producing television commercials, music videos and related media. The Company's services are usually directed towards advertising agencies located in the major markets of New York, Los Angeles, Chicago, Detroit, Dallas, Minneapolis, San Francisco and in regional markets.

                On June 29, 2000, the Company's Board of Directors approved a change in the fiscal year-end of the Company from June 30 to December 31 effective with the calendar year beginning January 1, 2000. As audited financial statements have been prepared for all periods through June 30, 1999, the Company is presenting audited financial statements for the six-month transition period from June 1, 1999 through December 31, 1999.

                In April 1999, iNTELEFILM Corporation ("iNTELEFILM"), a publicly traded corporation, increased its ownership position of the Company to 52.1% of the Company's outstanding common stock. The Company is accordingly accounted for by iNTELEFILM as a consolidated subsidiary as of April 1, 1999. The Company has properly not employed the provisions of push-down accounting. Accordingly, the Company's assets and liabilities have not been recast to reflect the excess of iNTELEFILM's purchase price over the proportionate net book value acquired. At December 31, 1999, iNTELEFILM owned 55.2% of the Company's outstanding common stock.

                In November 1998, the Company announced and began the process of discontinuing operations of its Harmony Pictures division. This division consists of Harmony Pictures, Inc., Melody Films, Inc., Lexington Films, Inc., and Pure Films, Inc. As of June 30, 1999, operations had ceased for these subsidiaries (Note 12). In connection with this discontinuation, Chemistry Pictures, Inc. was renamed to its former name of Harmony Pictures, Inc.

                Effective August 1, 1999, iNTELEFILM purchased the Option and Share Transfer Agreement entered into by the Company and the four principal executives of Curious Pictures Corporation (Note 3 and 8). As a result of this purchase and iNTELEFILM's exercise of the stock options granted Curious management under the agreement, the Company currently owns only 49% of Curious Pictures common stock. Accordingly, the Company began accounting for Curious Pictures as an equity basis investment rather than as a consolidated subsidiary as of August 1, 1999. Additionally, the

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Organization, Business, and Principles of Consolidation
              (Continued):

                Company now reflects on its balance sheet, the amount due to Curious Pictures, which totaled $1,609,553 at December 31, 1999. Prior to the aforementioned transaction, this payable was eliminated through the consolidation of Curious Pictures.

                Investments in unconsolidated affiliates are accounted for using the equity method when the Company owns at least 20%, but no more than 50% of such affiliates. Under the equity method, the Company records its proportionate share of profits and losses based on its percentage interest in these affiliates.

              Cash and Cash Equivalents:

                The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              Contract Revenues:

                The Company produces television commercials and music videos under firm bid, cost plus or cost plus fixed fee contracts, which are typically less than one month in duration. At December 31, 1999 and June 30, 1999 and 1998, the Company had no long-term contracts. Contract revenues are recognized using the percentage of completion method. The percentage of contract revenues recognized is computed at that percentage of estimated total revenues that incurred costs to date bears to total estimated costs, after giving effect to the most recent estimate of costs to complete. Revisions in costs and revenue estimates are reflected in the period in which the facts which require the revision become known. Deferred income represents amounts billed in excess of revenues earned.

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

              Goodwill:

                Goodwill primarily represents the excess of the Company's purchase price, including additional payments over the fair market value of Harmony Pictures, The End and Melody net assets at the date of acquisition. Goodwill has been amortized on a straight-line basis over 20 years for all periods. The Company, using the best estimates of management, continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit. Amortization expense for the six months ended December 31, 1999 and the years ended June 30, 1999, 1998 and 1997 was $6,302, $161,960, $211,780 and
                $211,780, respectively.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Goodwill (Continued):

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

              Comprehensive Income:

                The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" as of January 1, 1998. The Company does not have any components of comprehensive income.

              New Accounting Pronouncements:

                In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" dealing with revenue recognition which is effective in the fourth quarter of fiscal 2000. The Company does not expect its adoption to have a material effect on the Company's financial statements.

                In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which is effective July 1, 2000. This interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 will not have a material effect on the Company's financial statements.

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

              The Company's consolidated financial statements are presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, during the six months ended December 31, 1999, the Company incurred a net loss of $1,135,560 and a negative cash flow from operations of $2,900,829, resulting in a negative working capital position of $6,319,698 and an accumulated deficit totaling $21,174,012 at December 31, 1999. As of December 31, 1999 the Company had no firm external financing resources other than its advances from and notes payable to iNTELEFILM (Note 11 and 14) or an asset based loan and security agreement (Note 7). Subsequently, in April 2000, the lender under the asset based loan and security agreement terminated this line of credit and the Company repaid its indebtedness in full. Additionally, on March 23, 2000, iNTELEFILM demanded payment of its notes totaling $3,193,615 outstanding at December 31, 1999, but agreed to forbear taking any action on collection of such notes for an indeterminate amount of time in order to permit the independent directors of the Company to evaluate the Company's financial condition and its repayment demand. Further, on May 1, 2000, members of the Screen Actors Guild ("SAG") began a strike against the advertising agencies that represent the Company's customer base. This on-going strike has limited the Company's ability to produce television commercials domestically. The Company has made an effort to limit the effect that the strike has had on its operations by utilizing non-union talent and continuing to produce its commercials outside of the United States whenever possible. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

              In the period subsequent to December 31, 1999, the Company's operations have been adversely affected as a result of a variety of factors including the SAG strike, the reorganization of management, and the current negotiations of commercial director agreements. Given these circumstances and the fact that the Company has historically used cash in its operations, additional capital will be necessary to sustain and build the Company's operations in the near term. In response to these adversities, the Company has taken steps to reduce its ongoing operating expenses and has made recent investments in The End's sales representation and is currently negotiating several commercial director agreements. Management believes that with improved sales representation and the addition of commercial directors to its roster, the operating losses and the overall operating cash needs of the Company may lessen. However, there can be no assurance that the Company will reach profitability or that it will be able to retain its commercial directors or that its commercial directors will fulfill their obligations to the Company.

              The Company received advances from iNTELEFILM during the period from January 1, 2000 to September 8, 2000. These unsecured advances are independent of the notes payable to iNTELEFILM and primarily funded a portion of the line of credit pay-off and the Company's operations. At September 7, 2000, $2,510,535 of these advances remained due and payable to iNTELEFILM for a total indebtedness to iNTELEFILM of $5,704,150. Additionally, management anticipates that advances will continue as necessary in the near term through at least January 1, 2001. In August 2000, The End, along with two subsidiaries of iNTELEFILM, entered into an accounts receivable-based loan and security agreement with an independent lending institution. This agreement provides for borrowings by The End for working capital under a revolving line of credit, thereby enabling The End to operate its business through a line of credit instead of depending solely on iNTELEFILM to fund its operations. However, The End may only borrow against eligible accounts receivable. In the event that the Company is unable to maintain its current financing, or that its current financing is not sufficient to meet the Company's needs, the Company may have to seek alternative financing. If the Company

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 2        CONTINUED EXISTENCE AND MANAGEMENT PLAN (CONTINUED)

              is not able to obtain adequate financing, or financing on acceptable terms, it could be forced to further reduce or terminate its operations or potentially default on obligations to creditors, all of which may be materially adverse to the Company's operation and prospects.

              The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3        SUBSIDIARY STOCK SALE AND SHARE TRANSFER AGREEMENT RESOLUTION

              Sale of Subsidiary Common Stock:

                For nominal consideration, effective July 1, 1999, the Company sold 90% of the issued and outstanding shares of common stock of The End (London) to a principal executive (the "Purchaser") of The End (London). The End (London) is a commercial production company based in London, England, and prior to this sale was a wholly owned subsidiary of the Company. For the fiscal years ended June 30, 1999, 1998 and 1997, The End (London) had gross revenues of approximately $11,243,000, $3,747,000, and $0, and net losses of approximately $862,000, $591,000, and $0, respectively. The Company retained all rights to the "The End (London)" name and logo. In connection with the sale, the Company and the Purchaser entered an agreement granting the Purchaser the right, under certain circumstances, to purchase the remaining 10% equity interest in The End (London) from the Company for approximately $800,000.

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

                The intrinsic value of the stock options transferred under the option and share transfer agreement was ultimately determined by iNTELEFILM's purchase of the agreement and one additional share of Curious common stock from the management group for consideration totaling $3,000,000. This aggregate consideration was valued at $2,700,000 for the options for 50 shares and $300,000 for one share. The one share was given a slightly higher incremental value as it represents the marginal share for a majority ownership. Accordingly, the Company recognized $2,700,000 of stock options compensation through June 30, 1999.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3        SUBSIDIARY STOCK SALE AND SHARE TRANSFER AGREEMENT RESOLUTION
              (CONTINUED)

              Resolution of the Subsidiary Share Transfer Agreement (Continued):

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

                The following amounts represent Curious Pictures' results from operations for the periods presented that Curious Pictures was accounted for under the equity method. Such amounts have been derived from Curious Pictures' financial statements for the fiscal year ended December 31, 1999:

                                                                Five Months
                                                               Ended 12/31/99
                                                              ---------------
                Contract revenues                             $    10,902,237
                Cost of production                                  8,218,636
                                                              ---------------
                Gross profit                                        2,683,601
                Operating expenses                                  2,115,749
                                                              ---------------
                Income from operations                                567,852
                Interest income                                         4,432
                                                              ---------------
                Net income                                    $       572,284
                                                              ===============
                Company's equity income in Curious Pictures   $       280,419
                                                              ===============

                The balance sheet of Curious Pictures is summarized as follows:

                                                              December 31, 1999
                                                              -----------------
                Current assets                                $     3,966,185
                Non-current assets                                  2,351,391
                                                              ---------------

                Total assets                                  $     6,317,576
                                                              ---------------

                Current liabilities                                 3,419,474
                Stockholders' equity                                2,898,102
                                                              ---------------

                Total liabilities and stockholders' equity    $     6,317,576
                                                              ===============

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3        SUBSIDIARY STOCK SALE AND SHARE TRANSFER AGREEMENT RESOLUTION
              (CONTINUED)

              Resolution of the Subsidiary Share Transfer Agreement (Continued):

                Curious Pictures results from operations are accounted for under the equity method for all periods after August 1, 1999. Previous periods are consolidated in the Company's financial statements. At August 1, 1999, the Company reflected an investment of 49% of the net assets of Curious Pictures resulting in a reclassification to additional paid in capital totaling $1,575,033.

NOTE 4        PROPERTY AND EQUIPMENT

              Property and equipment is summarized as follows:

                                               December 31,              June 30,
                                                    1999           1999             1998
                                              ------------      ----------------------------
              Furniture and fixtures          $    528,734      $1,167,428        $1,465,940
              Computer equipment                   239,676       2,376,732         1,364,146
              Leasehold improvements               518,668       1,495,975         1,070,950
                                                 1,287,078       5,040,135         3,901,036

              Less: accumulated depreciation       535,202       2,410,614         1,777,624

                                              $    751,876      $2,629,521        $2,123,412
                                              ============      ============================

              Depreciation expense for the six months ended December 31, 1999 and the years ended June 30, 1999, 1998 and 1997 was $164,294, $719,830, $488,365, and $405,900, respectively.

NOTE 5        INCOME TAXES

              For the six months ended December 31, 1999, the company had no income tax expense. For the year ended June 30, 1999 and 1998 income tax expense consisted of state taxes currently payable. The Company had no current federal and no deferred income tax expense in any period presented. For the year ended June 30, 1997, income tax expense consisted of $39,234 federal alternative minimum taxes and $139,529 state taxes currently payable.

              At December 31. 1999, the Company has net federal operating loss carryforwards as follows for income tax purposes:

                     Carryforward Expires            Net Operating Loss
                     --------------------            ------------------

                             2005                    $      251,730
                             2006                         1,721,893
                             2007                             6,430
                             2008                         2,709,559
                             2009                           348,090
                             2011                         1,366,208
                             2013                         3,108,872
                             2019                          2,428,813
                             2020 (approximately)          1,300,000
                                                     ----------------
                                                      $   13,241,595
                                                     ================

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 5        INCOME TAXES (CONTINUED)

              The Company's ability to utilize the net operating loss carryforwards is dependent upon the company's ability to generate taxable income in future periods. Federal net operating losses of approximately $7,400,000 million are limited to $792,000 per year, due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986. Any unused portion can be carried forward and utilization of the net operating loss carry forward may also be limited in any one year by alternative minimum tax rules.

              A reconciliation of the statutory federal income tax rate (benefit) and the effective tax rate as a percentage of income
              (loss) before taxes on income is as follows:

                                                                        December 31,                  June 30,
                                                                            1999         1999       1998      1997
                                                                       -------------------------  ---------------------
           Statutory rate (benefit)                                        ( 34.0)%     ( 34.0)%  ( 34.0)%     34.0%
           Operating losses generating no current tax benefit                34.0         11.8      27.4        -
           Write-off intangible asset not recognized for tax purposes         -            9.6       -          -
           Stock option compensation generating no current tax benefit        -            9.1       3.0        1.7
           Loss of foreign subsidiary                                         -            3.5       3.6        -
           Current benefit of fully reserved net operating
              loss carryforward utilization                                   -            -         -      (  33.1)
           State taxes                                                        -            0.1       0.5        9.2
                                                                       ------------------------------------------------
                Effective Rate                                                0.0%         0.1%      0.5%      11.8%
                                                                       ================================================

              Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                    December 31,                 June 30,
                                                                        1999                1999          1998
                                                                 -------------------   ------------------------------
             Deferred tax assets:
               Net operating loss carry forwards                       5,296,000          4,918,000      3,725,000
               Other items not yet deductible for tax purposes           170,000            190,000         68,000
                                                                 -------------------   ------------------------------
                                                                       5,466,000          5,108,000      3,793,000
             Deferred tax liabilities:
               Depreciation                                           (   18,000)         (  56,000)     (  50,000)

             Valuation allowance                                       5,448,000          5,052,000      3,743,000
                                                                 -------------------   ------------------------------

               Net deferred tax asset                               $    -              $    -         $   -
                                                                 ===================   ==============================

              As the Company has posted losses in most years since inception and utilization of the net operating losses, the Company's primary deferred tax asset, is limited by IRS Section 382, realization of the tax benefit related to these net deferred tax asset is uncertain. Accordingly, no deferred tax asset has been recorded to reflect their potential value. The net change in the deferred tax valuation allowance was an increase of $396,000 in the six months ended December 31, 1999 and $1,309,000, $1,364,000 and ($848,000)
              in the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 6        ACCRUED LIABILITIES

              Accrued liabilities consisted of the following:

                                                                   December 31,         June 30,
                                                                       1999               1999            1998
                                                                -------------------  --------------------------------
             Accrued production costs                             $       431,405    $     1,416,457$     2,454,963
             Accrued director fees                                        446,788            893,052        780,359
             Other                                                      1,006,092          1,533,298      1,170,692
                                                                -------------------  --------------------------------

                                                                  $     1,884,285    $     3,842,807$     4,406,014
                                                                ===================  ================================

NOTE 7        LINE OF CREDIT

              On June 30, 1998, the Company had a $3,000,000 asset based revolving line of credit with a bank. On July 30, 1998, the bank line of credit was replaced with an asset based loan and security agreement due to a finance company. The loan and security agreement, which was secured by virtually all assets, provided for a revolving line of credit with maximum availability of $4,500,000 or a specified percentage of acceptable accounts receivable with interest at a variable rate (10.00% at December 31, 1999). Further, the line of credit was guaranteed by iNTELEFILM. At December 31, 1999, $3,548,911 was outstanding on the line of credit and the Company was in technical default. Subsequent to December 31, 1999, the line of credit was repaid in full pursuant to the lender's termination of the line of credit.

NOTE 8        COMMITMENTS AND CONTINGENCIES

              Operating Leases:

                The Company is a party to a number of noncancelable operating lease agreements involving buildings and equipment which expire at various dates through August 2009. The future minimum lease commitments are as follows for the years ending December 31:

                     2000                                         $      341,736
                     2001                                                350,739
                     2002                                                361,862
                     2003                                                373,362
                     2004                                                385,244
                     Thereafter                                        1,377,743
                                                                  --------------
                     Total minimum payments                       $    3,190,686
                                                                  ==============

                Total rental expense for the six months ended December 31, 1999 and the years ended June 30, 1999, 1998 and 1997 aggregated $285,719, $813,542, $807,956 and $774,396. iNTELEFILM guarantees a Company operating lease with future minimum lease payments aggregating $1,182,496 payable through August 2009.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8        COMMITMENTS AND CONTINGENCIES (CONTINUED)

              Employment Contracts:

                The Company has entered into various employment agreements with its officers and commercial directors, which obligate it to make minimum payments of $1,205,333. The payments due are $1,046,333 and $159,000, for the years ended December 31, 2000 and 2001, respectively. Of these amounts $8,333 are for administrative personnel and $1,197,000 are for commercial directors and salespeople. Certain of these agreements provide for additional compensation based on subsidiary revenues, defined subsidiary operating profits or other incentives. This additional compensation is payable whether or not the Company achieves an operating profit as a whole. Some of the commercial directors who are associated with the Company receive monthly draws against the commercial directors' compensation for production of commercials. The monthly draws equal the minimum guaranteed compensation payable to such commercial directors which are recoupable by the Company out of compensation otherwise payable to such commercial directors. The Company accounts for unrecouped draws as prepaid compensation to be offset against future production by a given director. Additionally, prepaid amounts are regularly evaluated and allowed for if considered unrealizable by management. Most of the Company's sales personnel receive monthly draws offset by their earned commissions.

              Lawsuits:

                A lawsuit was filed on March 22, 1996, (served August 12, 1996) in Superior Court of the State of California, County of Los Angeles. A wrongful death claim has been made by the estate of Henry Gillermo Urgoiti, his wife and three children for an accident that occurred during the filming of a music video in August 1995. The case was settled by the Company's insurance carrier during the year ended June 30, 1999 with no additional cost incurred by the Company.

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

                Mr. Bieber alleged that the defendants, by terminating his employment agreement before December 31, 2000, breached his agreement. Mr. Bieber also alleged that defendants slandered and libeled him with reference to the circumstances relating to his termination. The court has dismissed the slander and libel claims and has dismissed all claims against Harmony Holdings, Inc. In December 1999, the Company settled the litigation on his remaining breach of contract claim and labor code claims. In connection with the settlement, the Company paid Mr. Bieber and Mr. Bieber's counsel a total of $65,000, the parties entered into a mutual release agreement, and the lawsuit was dismissed with prejudice.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 8        COMMITMENTS AND CONTINGENCIES (CONTINUED)

              Lawsuits (Continued):

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

              Subsidiary Share Transfer Agreement:

                The Company entered into a option and share transfer agreement ("the Option Agreement") with four members of management of Curious Pictures Corporation ("Curious") dated December 15, 1996. The agreement called for stock equaling one percent (1%) of Curious outstanding common stock to be issued to the four principle executives of management, (collectively "Curious Management"), upon the signing of the agreement. Under the agreement, the four members of management had the ability to earn an additional fifty-percent (50%) of the company through yearly stock option grants with an exercise price of $1.00 per share beginning in calendar year 1997. Agreement was reached that the stock options were fully earned and exercisable on August 1, 1999. Effective August 1, 1999, the options were exercised by iNTELEFILM after iNTELEFILM purchased the Option Agreement from Curious Management (Note 3). The Company has the right to put its remaining forty nine percent (49%) of Curious Pictures Corporation to iNTELEFILM for a price to be determined based on fair value at that time, but not to be less than $1,960,000.

                As a result of the Option Agreement and the intrinsic value established by interim valuations of Curious and ultimately by the subsequent iNTELEFILM purchase, the Company has recognized compensation expense related to the stock options of $2,234,250, $390,750 and $75,000 in the years ended June 30, 1999, 1998 and
                1997, respectively. No compensation expense was recognized in the six months ended December 31, 1999. The aggregate compensation expense recognized is reflected on the accompanying balance sheet as a minority interest totaling $2,700,000 and $465,750 at June 30, 1999 and 1998, respectively.

              401(k) Savings/Profit-Sharing Plan:

                The Company has a 401(k) plan available to all employees meeting certain service requirements. Eligible employees may contribute a portion of their annual salary to the plan, subject to certain limitations. The Company may make matching contributions and also may provide profit-sharing contributions at the discretion of its board of directors. Employees become fully vested in the Company contributions after six years of service. There were no Company contributions in the six months ended December 31, 1999 or the years ended June 30, 1999, 1998 and 1997.

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

                The Stock Option Plan provides for the granting of an aggregate of incentive and non-incentive options to purchase a maximum of 3,250,000 shares of the Common Stock. The Stock Option Plan authorizes the grant of options to employees intended to qualify as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code, and the grant of options which do not qualify ("Non-Qualified Options") as incentive stock options under Section 422 of the Internal Revenue Code.

                The Stock Option Plan is currently administered by the Board. The Board, subject to the provisions of the Stock Option Plan, has full power to select the individuals to whom awards will be granted, to fix the number of shares that each optionee may purchase, to set the terms, conditions, and vesting of each option, and to determine all other matters relating to the Stock Option Plan. The Stock Option Plan provides that the Board will select grantees from among full-time employees, officers, commercial directors and consultants of the Company or its subsidiaries, and individuals or entities, subject to an acquisition or management agreement with the Company.

                The exercise price of each option shall be determined by the Board, but shall not be less than 100% of the fair market value of the shares on the date of grant. No Incentive Options may be granted to any employee who owns, at the date of grant, stock representing in excess of 10% of the combined voting power of all classes of stock of

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 9        STOCKHOLDERS' EQUITY AND STOCK OPTION PLAN (CONTINUED)

              Incentive and Non-Qualified Stock Option Plans (Continued):

                the Company or of a parent or a subsidiary unless the exercise price for stock subject to such options is at least 110% of the fair market value of such stock at the time of grant and the option term does not exceed five years.

                The term of each option shall be fixed by the Board and may not exceed ten years from the date of grant. If a participant who holds options ceases, for any reason, to be an employee, consultant or commercial director or otherwise affiliated with the Company (the "Termination"), the options expire 30 days after the Termination. Notwithstanding the foregoing, in the event of Termination due to the optionee's death or incapacity, the options will terminate 12 months following the date of such optionee's death or incapacity. Options granted under the Stock Option Plan may be exercisable in installments. The aggregate fair market value of stock with regard to which Incentive Options are exercisable by an individual for the first time in any calendar year may not exceed $100,000.

                Upon the exercise of options, the option exercise price must be paid in full, either in cash or other form acceptable to the Board. The Board may terminate the plan at its discretion.

                A summary of the status of the Company's stock option plan as of December 31, 1999 and June 30, 1999, 1998 and 1997, and the changes during the years ending on those dates is presented below:

              All shares are shown in thousands (000).

                               December 31, 1999      June 30, 1999       June 30, 1998         June 30, 1997
                              -------------------    ----------------    ------------------    -----------------
                                      Weighted-             Weighted-             Weighted-            Weighted-
                                       Average               Average               Average              Average
                                       Exercise              Exercise              Exercise             Exercise
      Fixed Options           Shares    Price        Shares   Price      Shares     Price      Shares    Price
--------------------------    ------   ----------    ------   -----      -------   ------      -------   ------
Outstanding at beginning
of period                      1,583    $ 1.52       2,527   $ 1.52      2,607     $ 2.04      1,315     $ 2.45
Granted                           --        --         163     1.65      2,064       1.43      1,308       1.22
Exercised                         --        --          --       --        775       1.51         --         --
Forfeited                        463    $ 1.64       1,107   $ 1.58      1,369       2.40         15       2.13
                              ------                 -----               -----                 -----
Outstanding at end of year     1,121    $ 1.46       1,583   $ 1.52      2,527     $ 1.52      2,607     $ 2.04
                              ======                 =====               =====                 =====
Options exercisable at
  period end                     606    $ 1.47       1,068   $ 1.54      1,538     $ 1.58      2,198     $ 2.08
Weighted average fair
value of
  options granted during
  the year                   $    --                $ 1.02              $ 0.82              $   0.17

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

              Incentive and Non-Qualified Stock Option Plans (Continued):

                The following table summarizes information about stock options outstanding at December 31, 1999:

                                      Options Outstanding                              Options Exercisable
       -------------------------------------------------------------------------------------------------------------
                         Number of
                          Options      Weighted Average                      Number of Options
          Range of      Outstanding        Remaining      Weighted Average      Exercisable         Weighted Average
       Exercise Prices  at 12/31/99    Contractual Life   Exercise Price        at 12/31/99          Exercise Price
       -------------------------------------------------------------------------------------------------------------
         $0.91 - 1.50       913,000           2.99             $    1.36            483,834            $    1.37
         1.50 - 2.00        207,500           2.28                  1.93            122,500                 1.88
                        ------------                                            ------------
            Total         1,120,500           2.86             $    1.46            606,334            $    1.47

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

                Under the accounting provisions of SFAS Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                            Six Months Ended                  Twelve Months Ended June 30,
                                           December 31, 1999           1999               1998              1997
                                        ---------------------    -------------------------------------------------------
          Net Income (Loss):
            As reported                     $(  1,135,560)        $(  8,394,598)      $(  4,488,580)   $   1,332,427
                                        =====================    =======================================================
            Pro forma                       $(  1,221,826)        $(  8,572,481)      $(  4,780,327)   $   1,218,362
                                        =====================    =======================================================
          Basic and diluted earnings
            (loss) per share:
            As reported                     $( 0.15)              $(  1.13)           $( 0.69)         $   0.20
                                        =====================    =======================================================
            Pro forma                       $( 0.16)              $(  1.16)           $( 0.73)         $   0.18
                                        =====================    =======================================================


HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 10       CONCENTRATION OF CREDIT RISKS

              The Company's cash is deposited with various financial institutions, and is insured up to a maximum of $100,000 at each institution by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1999, the Company's deposits with two financial institutions exceeded the maximum amount insured by the FDIC by $722,386. The Company believes it has its cash deposits at high-quality financial institutions and that no significant credit risk exists with respect to these deposits.

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

              Notes Payable:

                During the six months ended December 31, 1999 and the year ended June 30, 1999, iNTELEFILM made operating advances to the Company aggregating $915,000 and $3,050,000, respectively, pursuant to unsecured demand note agreements which bear a fixed interest rate of 14.0%. At December 31, 1999 and June 30, 1999, advances totaling $3,193,615 and $2,729,342, respectively, remain outstanding and the Company has incurred interest expense totaling $176,793 and $184,577 in the six months ended December 31, 1999 and the year ended June 30, 1999, respectively. iNTELEFILM demanded payment of its notes but agreed to forbear taking any action on collection of such notes for an indeterminate amount of time in order to permit the independent directors of the company to evaluate the Company's financial condition and its repayment demand (Note 14).

              Accounts Receivable/Payable - Affiliates:

               At December 31, 1999 and June 30, 1999, accounts receivable aggregating $18,187 and $34,650, respectively, were outstanding from two affiliates related to the Company through common control or equity investment. These accounts result primarily from the allocation of shared expenses.

               At December 31, 1999 and June 30, 1999, accounts payable aggregating $224,660 and $148,744, respectively, remained due to two affiliates related to the Company through common control or equity investment. These accounts result primarily from the allocation of shared expenses and management fee due.

               There were no related party receivables or payables for the year ended June 30, 1998.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11       RELATED PARTY TRANSACTIONS (CONTINUED)

              Management Services Contracts:

                In October 1997, the Company entered into a management services contract with a privately held affiliate (the "Management Company") related to the Company through common control. In 1998, this contract was transferred to another related company under identical terms. The contract, which is on a month to month basis, is cancelable with a 60-day notice. The Company has not independently priced the services provided by the Management Company and, therefore, cannot represent that the services provided are on terms as fair as those which could have been obtained from unrelated third parties through arms-length negotiations. The management fees aggregated $325,000, $463,720 and $174,348 during the six months ended December 31, 1999 and the years ended June 30, 1999 and 1998. Effective August 1, 1999, the contract was amended to increase the monthly management fee to $55,000.

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

NOTE 12       DISCONTINUATION OF HARMONY PICTURES DIVISION

              In November 1998, the Company announced and began the process of discontinuing operations of its Harmony Pictures division (the "Division"). The Division consisted of Harmony Pictures, Inc., Melody Films, Inc., Lexington Films, Inc., and Pure Films, Inc. In connection with discontinuing the Division's operations, management has estimated and accrued restructuring costs totaling $1,142,495. These costs were accrued when the discontinuance decisions were made and the restructure costs could be reasonably estimated. These costs primarily consist of general office closing logistics, however also include amounts which in aggregate are not significant in nature, such as severance payments, contract buyouts, lease obligations, and non-refundable prepayments. All closing obligations have been met as of December 31, 1999 without the need for adjustment to management's original estimates of the closing liability. Further, upon reaching the decision to discontinue the Division's operations, management determined that the goodwill associated with the Division was fully impaired. Accordingly, an impairment charge equaling the net book value of the goodwill, $2,215,000 was recognized in the year ended June 30, 1999.

NOTE 13       PRIOR YEAR COMPARABLE TRANSITION PERIOD DATA:

              The following sets forth the unaudited results of operations for the six months ended December 31, 1998:

                Revenues                                        $    31,384,284
                Gross profits                                         4,555,530
                Restructuring costs and impairment of assets          3,532,495
                Income taxes                                              9,601
                Loss from operations                              (   5,151,540)
                Net loss                                          (   5,348,426)
                Net loss per share                               $        (0.73)
                Weighted average number of shares outstanding         7,313,516

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 14       SUBSEQUENT EVENTS

              Line Of Credit:

                In August 2000, The End, in conjunction with iNTELEFILM, entered into an accounts-receivable-based loan and security agreement with General Electric Capital Corporation. This loan and security agreement has a maximum availability of $7.0 million for the combined group, is secured by substantially all assets of the Company and provides for borrowings for working capital under a revolving line of credit with availability based on acceptable accounts receivable. The line of credit bears interest at a variable rate (10.24% at September 8, 2000). The agreement will provide financing for The End as well as two subsidiaries of iNTELEFILM and all parties to the agreement cross-collateralize all borrowings. The agreement is subject to certain restrictive covenants which limit capital expenditures and require minimum EBITDA and tangible net worth. The Company had no outstanding balance at September 8, 2000.

              iNTELEFILM's Proposed Exchange Tender Offer:

                In March 2000, iNTELEFILM publicly announced its future intention to effect an exchange tender offer with the shareholders of the Company to acquire all of the outstanding shares of the Company's common stock that is not currently owned by iNTELEFILM in exchange for shares of iNTELEFILM common stock. iNTELEFILM currently owns approximately 55% of the Company's common stock. According to its announcement, iNTELEFILM proposes to offer one share of its common stock for every 13.75 shares of the Company's common stock. If iNTELEFILM is successful in acquiring such shares, the Company will become a wholly owned subsidiary of iNTELEFILM.

              Notes Payable - iNTELEFILM:

                On March 23, 2000, iNTELEFILM demanded payment in full of the loans it had made to the Company, which aggregated approximately $3.2 million at December 31, 1999. However, on May 1, 2000, iNTELEFILM granted the Company temporary forbearance of its payment demand for an indeterminate amount of time in order to enable the Company's independent directors to evaluate the Company's position and possible alternatives.

              Advances Payable - iNTELEFILM:

                Independent of the notes payable to iNTELEFILM, the Company has received advances from iNTELEFILM during the period from January 1, 2000 to September 8, 2000. These non-interest bearing advances are unsecured and primarily funded a portion of the line of credit pay-off and the Company's operations. At September 8, 2000, $2,510,535 of these advances remain due and payable to iNTELEFILM.

              Change in Estimate:

                During the six months ended June 30, 2000, the Company recorded a valuation allowance associated with commercial director advances in excess of earnings totaling approximately $700,000, for a total valuation allowance of approximately $840,000 for the period. Of this amount, $411,000 of the additional amount relates to advances paid prior to December 31, 1999. Such advances are regularly paid to established commercial directors on a monthly basis and are offset against the actual earnings from commercial directorial services. The Company accounts for these monthly

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 14       SUBSEQUENT EVENTS (CONTINUED)

              Change in Estimate (Continued):

                payments as prepaid compensation and recognizes them as an expense in the period that they are offset against a commercial director's actual earnings. Capitalized amounts were evaluated for collectibility based on anticipated future commercial project awards for individual commercial directors and an allowance was established for capitalized amounts believed to be uncollectible. The valuation allowance was primarily necessitated by changes in the workflow and contractual relationships of the majority of The End's commercial directors after the resignation of two principal officers of The End.

              Screen Actors Guild Strike:

                On May 1, 2000, members of the Screen Actors Guild began a strike against the advertising agencies that represent the Company's customer base. This on-going strike has limited the Company's ability to produce television commercials domestically. The Company has made an effort to limit the effect that the strike may have on its operations by utilizing non-union talent and continuing to produce commercials outside the United States whenever possible. To date, the Company has lost business as a result of the strike. No assurance can be given that an extended strike will not have a significant adverse affect on the Company's operations and liquidity. In addition, it is possible that some of the Company's future business activities will be affected by the existence of collective bargaining agreements because many of the performing artists and technical personnel, such as cameramen and film editors, which the Company employs on a free-lance basis, are members of unions who are parties to collective bargaining agreements.

HARMONY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

              Schedule II - Valuation and Qualifying Accounts
                                                                                 Additions
                                                                 Balance at     charged to
                                                                Beginning of     costs and                     Balance at
                                                                    Year         expenses      Deductions     End of Year
                                                                -------------- -------------- --------------- --------------
              Year Ended June 30, 1997
              Allowance for doubtful accounts                   $     75,629   $     97,646   $      75,629   $     97,646
                                                                ============== ============== =============== ==============

              Year Ended June 30, 1998
              Allowance for doubtful accounts                   $     97,646   $     30,167   $      84,096   $     43,717
                                                                ============== ============== =============== ==============

              Year Ended June 30, 1999
              Allowance for doubtful accounts                   $     43,717   $    226,868   $      17,204   $    253,381
                                                                ============== ============== =============== ==============

              Six Months Ended December 31, 1999
              Allowance for doubtful accounts                   $    253,381   $    -         $      73,717   $    179,664
                                                                ============== ============== =============== ==============

              Six Months Ended December 31, 1999
              Allowance for commercial director
                 advances                                       $    -         $    140,052   $     -         $    140,052
                                                                ============== ============== =============== ==============

There was no activity in the allowance for commercial director advances during the years ended June 30, 1997, 1998 and 1999.

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

         PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is certain information concerning the directors and executive officers of the Company as of September 1, 2000. There are no family relationships between any directors and any executive officers. Mr. Gilbertson, Chief Operating Officer of the Company and Ms. Theis, General Counsel and Secretary of the Company are married.

         Name                               Age      Position
         ---------------------             -----     ---------------------------
         Christopher T. Dahl                56       Chairman of the Board,
                                                     Chief Executive Officer and
                                                     President
         Richard W. Perkins                 69       Director
         William E. Cameron                 55       Director
         Gerald Germain                     58       Director
         William M. Toles                   53       Director

         James G. Gilbertson                39       Chief Operating Officer
         Steven C. Smith                    44       Chief Financial Officer
         Jill J. Theis                      30       General Counsel and
                                                     Secretary

         CHRISTOPHER T. DAHL has been Chief Executive Officer and Chairman of the Company since July 22, 1997. Since its inception in February, 1990, Mr. Dahl has been the President, Chief Executive Officer and Chairman of the Board of Directors of iNTELEFILM, a publicly traded company and the Company's largest shareholder. Mr. Dahl serves as the managing partner of Media Management, L.L.C. ("MMLLC"), a company that provides corporate, legal, accounting and financial services to the Company and iNTELEFILM. Mr. Dahl is also the Chairman of the board of webADTV.com, Inc., a subsidiary of iNTELEFILM ("webADTV"). From 1985 to 1999, Mr. Dahl served as Chairman and Chief Executive Officer of Community Airwaves Corporation ("CAC"), a company which formerly owned and operated radio stations. Prior to founding CAC, Mr. Dahl managed his private investments. From 1969 to 1979, he was the founder and President of a group of companies involved in photo finishing, retail photo sales, home sewing notions, toy distribution and retail craft stores. He was employed by Campbell-Mithun and Knox Reeves Advertising from 1965 through 1969.

         RICHARD W. PERKINS has been a director of the Company since July 22, 1997. Mr. Perkins has also been a director of iNTELEFILM since its inception. For more than five years, Mr. Perkins has been President and Chief Executive Officer of Perkins Capital Management, Inc., a registered investment advisor. Mr. Perkins is also a director of CAC and a partner of MMLLC, as well as the following publicly held companies: iNTELEFILM, Bio-Vascular, Inc., a medical products manufacturer; CNS, Inc., a consumer products manufacturer; Lifecore Biomedical, Inc., a medical device manufacturer; Nortech Systems, Inc., an electronic sub-systems manufacturer; PW Eagle, Inc., a manufacturer of plastic pipe; Quantech LTD., a developer of immunological tests; Vital Images, Inc., a medical visualization software company; and Paper Warehouse, Inc., a retailer of party supplies.

         WILLIAM E. CAMERON has been a director of the Company since July 22, 1997. Mr. Cameron has also been a director of iNTELEFILM since April 2, 1998. Formerly a Vice President with J. Walter Thompson, Omnicom and the NBC Television Network, Mr. Cameron brings over 30 years experience in the fields of advertising and broadcast television. Since 1993, Mr. Cameron has been the head of International Business Development for Universal Health Communications, London, England, the largest medical-health-wellness video library in the world. A broadcast journalism graduate of Drake University, Mr. Cameron also serves as a director of RME Entertainment.

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

Germain graduated from Brooklyn College and received a J.D. degree from the New York University Law School.

         JAMES G. GILBERTSON has served as the Company's Chief Operating Officer since November, 1997. Mr. Gilbertson is also the President, Chief Executive Officer and board member of webADTV. Mr. Gilbertson is also the President of the Internet Division of iNTELEFILM and has served as iNTELEFILM's Chief Operating Officer since April 1996 and its Chief Financial Officer from July 1992 through December 1999. From June 1988 to July 1992, he was the Chief Financial Officer of Parker Communications, which operated a group of radio stations. From 1985 to June 1988, he was a Controller of Palmer Communications which operated radio, television and cable divisions. Prior to joining Palmer Communications, Mr. Gilbertson was a practicing certified public accountant with the firm of Ernst & Young LLP. Mr. Gilbertson is also an executive officer of CAC. Mr. Gilbertson is the spouse of Ms. Theis, our General Counsel and Secretary.

         STEVEN C. SMITH has served as the Chief Financial Officer of the Company since December 21, 1999. He is also the Chief Financial Officer of iNTELEFILM and webADTV. Mr. Smith has been with the Company since October 1998. Formerly the Chief Financial Officer of DIC Animation and the Vice President and Controller of Orion Pictures Television Division, Mr. Smith brings more than 20 years experience with companies such as the Walt Disney Company. Mr. Smith has also performed as a financial consultant to special effects houses, TV and satellite broadcasters and technology companies.

         JILL J. THEIS has served as the Secretary and General Counsel of the Company since February, 1999. Ms. Theis is also the General Counsel and Secretary of webADTV. Ms. Theis has also served as iNTELEFILM's and CAC's Secretary and General Counsel since February 1999. Ms. Theis received her B.A., cum laude, from Hamline University and received a J.D. degree from William Mitchell College of Law.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish the Company with copies of all such reports. To the Company's knowledge, based solely on a review of copies of reports filed with the SEC during 2000, all applicable Section 16(a) filing requirements were satisfied except that iNTELEFILM filed a late Form 5 for 1999 and a late Form 5 for 2000 in June 2000 regarding purchases of the Company's common stock.

         ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash compensation paid to or accrued by all persons who served as the Company's Chief Executive Officer during the last calendar year and by each of the Company's other executive officers receiving in excess of $100,000 (the "Named Executive Officers") for services rendered to the Company and its subsidiaries during the calender years ending December 31, 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                       Long-Term
                                                     Annual Compensation      Compensation Awards
Name and Principal Position              Year        Salary(1)    Bonus       Securities Underlying Options
---------------------------             ------       ---------   -------      -----------------------------
Christopher T. Dahl (1)                  1999        81,000           -                        -
   Chief Executive Officer               1998        81,000           -                  375,000(2)
   President and Chairman                1997        31,250      15,000                        -
  of the Board

James G. Gilbertson
   Chief Operating Officer               1999       175,000           -                        -
                                         1998       137,439           -                   75,000(2)
                                         1997       130,000       7,500                        -
Steven C. Smith
   Chief Financial Officer               1999       177,917           -                        -
                                         1998        43,750           -                        -
                                         1997             -           -                        -

(1) Includes payment by MMLLC and Harmony for services rendered
(2) Non-qualified grants of options at $1.38 per share.

         The following table sets forth the number of securities underlying options granted in calendar year 1999 to the Named Officers, the percent the grant represents of the total options granted to employee during such calendar year, the per-share exercise price of the options granted, the expiration date of the options for the Named Executive Officers, and the potential realized value.

         OPTION GRANTS IN CALENDAR YEAR 1999

         No options were granted to the Named Executive Officers during the calender year ending December 31, 1999.

         The following table sets forth certain information regarding options exercised by the Named Executive Officers during calendar year 1999 and the number and value of unexercised in-the-money options for the Named Executive Officers at December 31, 1999.

         AGGREGATED OPTION EXERCISED IN CALENDAR YEAR ENDED DECEMBER 31, 1999
                     AND TRANSITION PERIOD-END OPTION VALUES

                                                              Number of Securities
                                                              Underlying Unexercised               Value of Unexercised
                                                              Options at                           in the money Options
                           Shares           Value             Transition Period Ended (#)          Transition Period Ended (1)($)
                           Acquired on      Realized          ---------------------------          --------------------
         Name              Exercise (#)     ($)               Exercisable/Unexercisable            Exerc./Unexercisable
         ---------         ------------     -----------       ---------------------------          --------------------------------
         Christopher T. Dahl       -                -            150,000/225,000                           -/-
         James G. Gilbertson       -                -             25,000/50,000                            -/-
         Steven C. Smith           -                -                  -/-                                 -/-

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

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table contains certain information as of September 1, 2000, regarding the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company and directors as a group, and (iv) each Named Executive Officer, and as to the percentage of the outstanding shares held by them on such date. Any shares which are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. The business address of Messrs. Dahl, Cameron, Gilbertson and Smith and Ms. Theis is 5501 Excelsior Boulevard, Minneapolis, Minnesota 55416.

                                                                         Percent
                                                 Shares Beneficially          Of
                                                 Owned (1)                 Class
                                                 -------------------    --------
iNTELEFILM Corporation                             4,139,562(2)            55.2%
   5501 Excelsior Boulevard
   Minneapolis, Minnesota 55416
Christopher T. Dahl                                  175,000(3)(4)          2.3%
Richard W. Perkins                                    75,000(3)(4)          1.0%
William E. Cameron                                    75,000(3)(4)          1.0%
William M .Toles                                      75,000(3)             1.0%
Gerald Germain                                        75,000(3)             1.0%
James G. Gilbertson                                   25,000(3)(4)            *
Steven C. Smith                                           -                   *
Jill J. Theis                                          1,667(3)(4)            *
All Directors
and Executive Officers as a Group(8)                 501,667(3)             6.3%

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

2. Based upon statement's filed with Commission, iNTELEFILM Corporation has the sole right to sell such shares and has sole voting power over such shares.

3. Shares purchasable upon the exercise of options.

4. Although this stockholder is also an officer and/or director of iNTELEFILM Corporation, the stockholder disclaims beneficial ownership of the shares owned by iNTELEFILM Corporation.

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since August, 1998, the Company has received administrative, legal, accounting and financial services from MMLLC. MMLLC is a limited liability company which is owned by Mr. Dahl, the Chairman of the Board, President and Chief Executive Officer and Mr. Perkins, a director of the Company. MMLLC provides corporate, legal, accounting and financial services to the Company and iNTELEFILM. The Company also leases its corporate office space from MMLLC as part of its monthly service fee. From October 1, 1997 to July, 1998, the Company received identical administrative, legal, accounting and financial services from Radio Management Corporation ("RMC"). The Company paid RMC an aggregate of$174,000 for such services during the fiscal year ended June 30, 1998. The Company paid MMLLC and RMC an aggregate of $464,000 for such services during the fiscal year ended June 30, 1999. The Company paid MMLLC an aggregate of $325,000 for such services during the Transition Period. The salaries of three officers of the Company, Messrs. Gilbertson, Smith and Ms. Theis, are paid by MMLLC. The services of Chief Operating Officer, Chief Financial Officer and General Counsel are rendered by Messrs. Gilbertson, Smith and Ms. Theis, respectively, on a shared basis with iNTELEFILM. These arrangements were approved by the Related Party Transaction Committee of the Company's Board of Directors, which is comprised of disinterested directors, and the Company believes such arrangements were on terms at least as favorable as could have been obtained from unaffiliated third parties.

         On August 1, 1997, the Company entered into an independent contractor agreement with William Cameron, a Director of the Company. Under the agreement, Mr. Cameron provides non-exclusive services to the Company, including, without limitation, the initiation, promotion, development and maintenance of business and investment contacts relating to increasing the Company's sales, marketing and investment opportunities. The contract is at will and compensation under the contract is $3,000 for every month that it is in force.

         From November 1998 to March 2000, iNTELEFILM advanced the Company an aggregate of approximately $3.2 million under notes receivable bearing interest at 14% per annum. Additionally, iNTELEFILM has provided the Company with a working line of credit. As of September 7, 2000, the Company owed iNTELEFILM approximately $2.5 million under that working line of credit. For a total indebtedness of approximately $5.7 million. Management believes that such advances will continue as necessary through January 1, 2001.

         The Company and iNTELEFILM and their subsidiaries are parties to the loan agreement with GE Capital. Further, iNTELEFILM guarantees The End's New York office lease.

                                     PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a) Financial Statements and Financial Statement Schedules and Exhibits

         (1) The audited consolidated financial statements of Harmony Holdings, Inc. and Subsidiaries filed as a part of this Transition Report on Form 10-K are listed in the Index to Consolidated Financial Statements preceding the Company's Consolidated Financial Statements contained in Item 8 of this Transition Report on Form10-K, which Index to Consolidated Financial Statements is hereby incorporated herein by reference.

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

         10.1     1991 Stock  Option Plan, filed as Exhibit 10. 1 to the
                  Company's Registration Statement on Form S-1 (Registration No.
                  33-3342193), is hereby incorporated by reference.

         10.2 Loan and Security Agreement by and between the Company and Heller Financial, Inc., dated July 30, 1998, filed as
                  Exhibit 10.1 to the Form 8-K filed on August 26, 1998, is hereby incorporated by this reference.

         10.3     Service Agreement by and between the Company and Radio
                  Management, L.L.C., dated as of August 1, 1998, is hereby incorporated by this reference.

         10.4 Curious Stock Agreement dated as of July 27, 1999 and effective as of August 1, 1999 by and among iNTELEFILM Corporation; Harmony Holdings, Inc.;
                  Curious Pictures Corporation; Susan Holden; Stephen
                  Oakes; Richard Winkler; and David Starr, filed as an Exhibit to the Company's Current Report on Form
                  8-K dated August 6, 1999 and incorporated herein by reference.

         10.5 Purchase Agreement dated as of July 23, 1999, effective as of July 1, 1999 by and between Harmony Holdings, Inc. and Julia Reed, filed as an Exhibit to the Company's Current Report on Form 8-K dated August 6, 1999 and incorporated herein by reference.

         10.6     Loan  and  Security  Agreement  dated as of July  31,
                  2000  among  General  Electric  Capital
                  Corporation as Lender and Curious Pictures Corporation, Chelsea Pictures, Inc. and The End, Inc. as Borrowers.

         21       Subsidiaries of the Registrant.

         23.1     Consent of Independent Certified Public Accountants

         27       Financial Data Schedule.


             (b)  Reports on Form 8-K

                  None

                                    SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          HARMONY HOLDINGS, INC.



                                          By:  /s/ Christopher T. Dahl
                                              ----------------------------------
Dated: September 27, 2000                 Christopher T.  Dahl
                                          Chairman of the Board, Chief Executive
                                          Officer and President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            SIGNATURE                      TITLE                    DATE

                                  Chairman of the Board,      September 27, 2000
                                  Chief Executive Officer
                                  and President
       /s/ Christopher T. Dahl
       -----------------------
       Christopher T. Dahl
                                  Director                    September 27, 2000
       /s/ Richard W. Perkins
       -----------------------
       Richard W. Perkins
                                  Director                    September 27, 2000
       /s/ William E. Cameron
       -----------------------
       William E. Cameron
                                  Director                    September 27, 2000
       /s/William M. Toles
       -----------------------
       William M. Toles
                                  Director                    September 27, 2000
       /s/ Gerald Germain
       -----------------------
       Gerald Germain


                                  Chief Financial Officer     September 27, 2000
       /s/ Steven C. Smith
       -----------------------
       Steven C. Smith

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

10.1 1991 Stock Option Plan, filed as Exhibit 10. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-3342193), is hereby incorporated by reference.

10.2 Loan and Security Agreement by and between the Company and Heller Financial, Inc., dated July 30, 1998, filed as Exhibit 10.1 to the Form 8-K filed on August 26, 1998, is hereby incorporated by this reference.

10.3 Service Agreement by and between the Company and Radio Management, L.L.C., dated as of August 1, 1998, is hereby incorporated by this reference.

10.4 Curious Stock Agreement dated as of July 27, 1999 and effective as of August 1, 1999 by and among iNTELEFILM Corporation; Harmony Holdings, Inc.; Curious Pictures Corporation; Susan Holden; Stephen Oakes; Richard Winkler; and David Starr, filed as an Exhibit to the Company's Current Report on Form 8-K dated August 6, 1999 and incorporated herein by reference.

10.5 Purchase Agreement dated as of July 23, 1999, effective as of July 1, 1999 by and between Harmony Holdings, Inc. and Julia Reed, filed as an Exhibit to the Company's Current Report on Form 8-K dated August 6, 1999 and incorporated herein by reference.

10.6 Loan and Security Agreement dated as of July 31, 2000 among General Electric Capital Corporation as Lender and Curious Pictures Corporation, Chelsea Pictures, Inc. and The End, Inc. as Borrowers.

21       Subsidiaries of the Registrant.

23.1     Consent of Independent Certified Public Accountants

27       Financial Data Schedule.