Form 10-Q
period 2000-09-30
HARMONY HOLDINGS INC
filed 2000-11-14
CIK 878246

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
         ___________.

Commission File Number 000-19577
                       ---------

                             HARMONY HOLDINGS, INC.
                         ------------------------------
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

                                YES  [X]         NO  [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                   Class                Outstanding at November 11, 2000
           -----------------------      --------------------------------

           COMMON STOCK, PAR VALUE              7,506,660  SHARES
               $.01 PER SHARE

INDEX

HARMONY HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION
------   ---------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - September 30, 2000 and December 31, 1999.

         Consolidated Statements of Operations -- Three and nine months ended September 30, 2000 and 1999.

         Consolidated Statements of Cash Flows -- Nine months ended September 30, 2000 and 1999.

         Condensed Notes to consolidated financial statements -- September 30, 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION
-------  -----------------

Item 1.  Legal Proceedings
Item 2.  Changes in Securities and Use of Proceeds
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

HARMONY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                  2000             1999
                                                              (UNAUDITED)        (AUDITED)
                                                              ------------     ------------
                                      ASSETS
Current assets:
       Cash and cash equivalents                              $    110,152     $  1,066,823
       Accounts receivable                                         371,198        4,188,489
           Allowance for doubtful accounts                         (35,458)        (179,664)
       Unbilled accounts receivable                                256,514               --
       Compensation draws                                               --          699,160
       Prepaid expenses                                            152,031          370,105
       Other current assets                                         79,665          106,112
                                                              ------------     ------------
                Total Current Assets                               934,102        6,251,025

       Property and equipment, net                                 624,043          751,876
       Investment in Curious Pictures                            1,476,974        1,369,269
       Goodwill, net                                               155,208          162,500
       Other assets                                                196,004          194,387
                                                              ------------     ------------
                Total Assets                                  $  3,386,331     $  8,729,057
                                                              ============     ============

                       LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities:
       Accounts payable                                       $    533,525     $  1,094,832
       Accrued liabilities                                       1,439,563        1,884,285
       Line of credit                                                   --        3,548,911
       Due to Curious Pictures                                   1,922,005        1,609,553
       Advances due to iNTELEFILM                                2,743,989               --
       Note payable - iNTELEFILM                                 3,193,615        3,193,615
       Deferred income                                                  --        1,239,527
                                                               ------------     ------------
               Total Current Liabilities                         9,832,697       12,570,723

               Total Liabilities                                 9,832,697       12,570,723

Commitments and Contingencies                                           --               --

Shareholders' deficit:
       Common stock, $.01 par value:
           Authorized shares- 20,000,000
           Issued & outstanding shares- 7,506,660
              September 30, 2000 and December 31, 1999              75,067           75,067
           Additional paid-in capital                           17,257,279       17,257,279
           Accumulated deficit                                 (23,778,712)     (21,174,012)
                                                              ------------     ------------
                Total Shareholders' Deficit                     (6,446,366)      (3,841,666)
                                                              ------------     ------------
                Total Liabilities & Shareholders' Deficit     $  3,386,331     $  8,729,057
                                                              ============     ============

   See accompanying condensed notes to the consolidated financial statements.

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                        2000             1999             2000             1999
                                                   -----------------------------     -----------------------------
Revenues                                           $  1,695,747     $ 11,923,566     $ 15,890,624     $ 46,879,537

Costs and expenses:
    Cost of production                                1,563,033       10,129,449       14,487,242       39,647,349
    General selling & administrative (exclusive
      of items shown below)                             883,008        1,422,760        2,915,346        6,579,587
    Subsidiary stock option compensation                     --               --               --        2,016,650
    Corporate                                           206,002          342,485          633,341        1,172,310
    Depreciation & amortization                          38,573          100,555          154,549          508,009
    Restructuring cost & impairment of assets                --               --               --         (175,000)
                                                   -----------------------------     -----------------------------
Loss from operations                                   (994,869)         (71,683)      (2,299,854)      (2,869,368)

Gain on sale of subsidiary stock                        149,964          149,964
Equity gain (loss) in Curious Pictures                 (140,622)          22,199           87,988           22,199
Interest income net of interest (expense)              (117,121)        (140,274)        (378,197)        (386,869)
                                                   -----------------------------     -----------------------------
Net loss before income taxes                         (1,252,612)         (39,794)      (2,590,063)      (3,084,074)

Income taxes                                             14,637               --           14,637            1,892
                                                   -----------------------------     -----------------------------
Net loss                                           $ (1,267,249)    $    (39,794)    $ (2,604,700)    $ (3,085,966)
                                                   =============================     =============================
Net loss per share                                 $      (0.17)    $      (0.01)    $      (0.35)    $      (0.41)
                                                   =============================     =============================
Weighted average number of shares outstanding         7,506,660        7,506,660        7,506,660        7,506,660
                                                   =============================     =============================

   See accompanying condensed notes to the consolidated financial statements.

HARMONY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                2000            1999
                                                                            ---------------------------
OPERATING ACTIVITIES:
     Net loss                                                               $(2,604,700)    $(3,085,966)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation & amortization                                           154,549         508,009
          Impairment of assets                                                       --        (175,000)
          Provision for doubtful accounts & director advances                   554,954          70,458
          Gain on subsidiary stock sale                                        (149,964)
          Gain on equity investment in Curious Pictures                         (87,988)        (22,199)
          Issuance of non-cash compensation expense                                  --       2,016,650
          Decrease (increase) in:                                                                    --
                Accounts receivable                                           3,817,291        (664,501)
                Other current assets                                            (11,993)        211,077
                Other assets                                                     (1,617)       (214,919)
          Increase (decrease) in:                                                                    --
                Accounts payable                                               (561,307)     (1,184,619)
                Accrued liabilities                                            (444,722)      1,741,836
                Deferred income                                              (1,239,527)        117,041
                                                                            ---------------------------
                     Net cash used in operating activities:                    (425,060)       (832,097)

INVESTING ACTIVITIES:
     Capital expenditures                                                       (39,141)     (1,027,070)
                                                                            ---------------------------
                     Net cash used in investing activities                      (39,141)     (1,027,070)

FINANCING ACTIVITIES:
     Line of credit                                                          (3,548,911)        (80,611)
     Advances due to iNTELEFILM                                               2,743,989              --
     Due to Curious Pictures                                                    312,452        (538,313)
     Payment of debt/debt proceeds                                                   --       1,403,615
                                                                            ---------------------------
                     Net cash provided by (used in) financing activities       (492,470)        784,691
                                                                            ---------------------------
Decrease in cash and cash equivalents                                          (956,671)     (1,074,476)
Cash and cash equivalents at beginning of period                              1,066,823       1,340,657
                                                                            ---------------------------
Cash and cash equivalents at end of period                                  $   110,152     $   266,181
                                                                            ===========================

   See accompanying condensed notes to the consolidated financial statements.

Harmony Holdings, Inc. Condensed Notes to Consolidated Financial Statements (unaudited)
September 30, 2000

Note 1--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals with the exception of the adjustments discussed in Note 2) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Transition Report on Form 10-K for the period ended December 31, 1999.

The current operations of Harmony Holdings, Inc. ("the Company") are not expected to be sufficient to fund its working capital needs and its debt service obligations in the near future. Therefore, the Company will be dependent on internal financing which, given current operating losses, may not be sufficient to fund operations. Given these facts, the Company's independent certified public accountants modified their opinion on the Company's December 31, 1999 Consolidated Financial Statements to contain a paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern.

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

Note 2--Significant Transactions During Fiscal Year Ending December 31, 2000

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

B. In March 2000, iNTELEFILM publicly announced its future intention to commence an exchange offer with the shareholders of the Company to acquire all of the outstanding shares of the Company's common stock that are not currently owned by iNTELEFILM in exchange for shares of iNTELEFILM common stock. iNTELEFILM currently owns approximately 55% of the Company's common stock. According to its announcement, iNTELEFILM proposes to offer one share of its common stock for every 13.75 shares of the Company's common stock and the offer is conditioned upon iNTELEFILM obtaining at least 90% of the outstanding stock of the Company. If iNTELEFILM is successful in acquiring such shares, the Company will become a wholly owned subsidiary of iNTELEFILM. According to an amended 13D filed with the Securities and Exchange Commission ("SEC") on November 3, 2000 by iNTELEFILM, if iNTELEFILM's exchange offer is not successful, iNTELEFILM currently does not intend to continue funding the Company's operating losses.

C. On March 23, 2000, iNTELEFILM demanded payment in full of the loans it had made to the Company, which aggregated approximately $3.2 million at March 23 and September 30, 2000. However, on May 1, 2000, iNTELEFILM granted the Company forbearance of its payment demand for an indeterminate amount of time in order to enable the Company's independent directors to evaluate the Company's position on and possible alternatives to the announced iNTELEFILM exchange offer.

D. Independent of the notes payable to iNTELEFILM, the Company received advances from iNTELEFILM during the period from January 1, 2000 to September 30, 2000. These non-interest bearing advances are unsecured and primarily funded a portion of the line of credit pay-off and the Company's operations. At September 30, 2000, $2.7 million of these advances remained due and payable to iNTELEFILM for a total indebtedness to iNTELEFILM of $5.9 million.

E. During the nine months ended September 30, 2000, the Company recorded a valuation allowance associated with commercial director advances in excess of earnings totaling $845,000, of which $411,000 relates to advances paid in 1999. Such advances are regularly paid to established commercial directors on a monthly basis and are offset against the actual earnings from commercial directorial services. The Company accounts for these monthly payments as prepaid compensation and recognizes them as an expense in the period that they are offset against a commercial director's actual earnings. Capitalized amounts were evaluated for collectibility based on anticipated future commercial project awards for individual commercial directors and an allowance was established for capitalized amounts believed to be uncollectible. The valuation allowance was primarily necessitated by a decrease in the workflow and by the termination of a number of commercial directors at the Company's wholly-owned subsidiary, The End, Inc. ("The End"), which events may prevent the advances from being recouped.

F. On May 1, 2000, members of the Screen Actors Guild ("SAG") began a strike against the advertising agencies that represent the Company's customer base. On October 28, 2000, this strike was settled. During this six-month strike, the Company's ability to produce television commercials domestically was affected. The Company attempted to reduce the effects the strike had on its operations by utilizing non-union talent and producing its commercials outside of the United States whenever possible. However, the Company did lose business as a result of the strike. No assurance can be given that the Company's operations and liquidity will not continue to be affected by the strike in the near future.

G. In August 2000, The End, in conjunction with iNTELEFILM, entered into an accounts-receivable-based loan and security agreement with General Electric Capital Corporation ("GE Capital"). This loan and security agreement has a maximum availability of $7.0 million for the combined group, and is secured by substantially all assets of the Company and provides for borrowings for working capital under a revolving line of credit with availability based on acceptable accounts receivable. The line of credit bears interest at a variable rate (10.24% at September 30, 2000). The agreement will provide financing for The End as well as two subsidiaries of iNTELEFILM and all parties to the agreement cross-collateralize all borrowings. The agreement is subject to certain restrictive covenants that limit capital expenditures and require minimum EBITDA and tangible net worth.

Note 3- Investment in Curious Pictures

Effective August 1, 1999, the Company has a 49% equity investment in Curious Pictures. Curious Pictures' operations are summarized as follows for the three and nine-month periods ended September 30, 2000:

                                Three Months                Nine Months
                                Ended 9/30/00              Ended 9/30/00
                                 -----------                -----------
     Contract revenues           $ 5,424,797                $16,005,513
     Cost of production            4,462,269                 12,127,753
                                 -----------                -----------

     Gross profit                    962,528                  3,877,760
     Operating expenses            1,216,704                  3,657,308
                                 -----------                -----------

     Income from operations         (254,176)                   220,452
     Interest (income) expense        16,354                     14,840
     Income tax expense               16,452                     26,043
                                 -----------                -----------

     Net income                  $  (286,982)               $   179,569
                                 -----------                -----------

Curious Pictures' results from operations are accounted for under the equity method for all periods after August 1, 1999. Previous periods are consolidated in the Company's financial statements. As a result of the transition to the equity method, the Company increased paid-in capital by $1.6 million to state the investment at the Company's prorata share of Curious Pictures' net assets.

Note 4- Reclassifications

Certain amounts in the 1999 financial statements have been reclassified to conform to 2000 presentation. These reclassifications have no effect on the accumulated deficit or the net loss previously reported.

Note 5- Pending Litigation

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the continuing disruption to the Company's business and the industry following the recently settled SAG strike, possible changes in general and industry specific economic conditions, and the effects of competitive pricing and such other risks and uncertainties as are described in this report on Form 10-Q and other documents previously filed or hereafter filed by the Company from time to time with the Securities and Exchange Commission.

Overview

         During 2000, the Company operated through only one major division, The End, a wholly owned subsidiary of the Company, operating several of its own subsidiaries. Through June 30, 1999, the Company operated The End London, LTD ("The End (London)"). Effective July 1, 1999, the Company sold 90% of the stock of The End (London). Through July 31, 1999, Curious Pictures operated as a majority owned subsidiary. Effective August 1, 1999, the Company's ownership of Curious Pictures was reduced to 49%. As a result, the Company now recognizes, as an equity investment, 49% of the income or loss produced by Curious Pictures. Accordingly, the results of operations for the nine-month period ended September 30, 1999 reflect the operations of two subsidiaries that are not included in the results of operations for the nine-month periods ended September 30, 2000.

Results of Operations:

         Three and Nine Months Ended September 30, 2000 Compared to Three and Nine Months Ended September 30, 1999:

                  The Company's total revenues for the three and nine-month periods decreased compared to the prior year's results due in part to the elimination of two subsidiaries from the currently reported revenues. As indicated in the financial statements, total revenue decreased $10,228,000 or 86% from $11,924,000 in the third quarter of 1999 to $1,696,000 in the third quarter of 2000. During the nine months ended September 30, 2000, revenues decreased $30,989,000 or 66% compared to the same period of 1999. $14.8 million of the nine-month decrease in revenues was related to the two divisions no longer operated by the Company. Additionally, revenues at The End decreased $16.1 million in the first nine months of 2000 compared to the same period in the prior year. The Company believes that the decrease in revenues at The End resulted from the effects of the SAG strike, which began in May 2000. In reaction to the initial strike announcement, many agencies withheld production as they assessed the situation in an attempt to determine when a settlement might be reached. Although the agencies began gradually sending more jobs into production, there continued to be fewer jobs on which to bid through October 28, 2000 when the strike was settled. Additionally, a portion of the decrease in revenues at The End was attributed to the commercial director and sales representative contracts that were not renewed or otherwise terminated. The Company has signed new commercial directors and sales representatives to replace the prior commercial directors and sales representatives.

         Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials and music videos including film, crews, location fees, production insurance and commercial directors' fees. Cost of production as a percentage of revenues increased from approximately 85% in the third quarter and first nine months of 1999 to 92% and 91% in the third quarter and first nine months of 2000, respectively. Included in The End's cost of production for the first nine months of 2000 was $845,000 in charges related to the Company's change in estimated valuation for the advances paid to its commercial directors (see Note 2E to the financial statements). Of this amount, $411,000 was related to advances paid in 1999. Additionally, during the first six months of 2000, the Company experienced several unexpected production problems that directly caused an increase in the overall cost of two projects. Negotiations to secure several commercial directors to longer-term contracts are ongoing and may further increase the Company's future cost of production with respect to these commercial directors. The Company believes the overall cost of production, as a percentage of revenue, will return to a percentage closer to historical levels, as new commercial directors become more established and the directorial pool is stabilized.

         General selling and administrative expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of production contracts, as well as overhead costs such as office rent and expenses, general and administrative payroll, and related items. General selling and administrative expenses totaled $883,000 and $2,915,000 in the third quarter and first nine months of 2000, respectively, compared to $1,423,000 and $6,580,000 in the third quarter and first nine months of 1999, respectively. Of this 56% decrease during these comparative nine-month periods, $862,000 was related to The End, the only division operated by the Company for the full nine-month period in 2000 and 1999. As a result of the decrease in revenues at The End, less sales commissions were paid. General overhead expenses decreased at The End primarily as a result of the resignation of two principal officers in November 1999. The remaining decrease was related to the two divisions no longer operated by the Company.

         The $2,017,000 stock option compensation expense reported during the nine months ended September 30, 1999 represented a non-cash charge resulting from Curious Management earning stock options of Curious Pictures. This agreement terminated upon iNTELEFILM's exercise of the options granted in August 1999.

         Corporate charges decreased $136,000 and $539,000 in the third quarter and first nine months of 2000, respectively, compared to respective periods for 1999. This 46% decrease over comparable nine-month periods was attributed to the consolidation of corporate duties of the Company and iNTELEFILM.

         Depreciation and amortization expense decreased $62,000 in the third quarter of 2000 compared to the third quarter of 1999 and decreased $353,000 in the first nine months of 2000 compared to the same period in 1999. This 70% decrease during the comparable nine-month periods was primarily related to the two divisions no longer operated by the Company.

         Interest expense decreased $23,000 during the third quarter of 2000 compared to the third quarter of 1999, and $9,000 during the first nine months of 2000 compared to the same period in 1999. Interest expense was a result of borrowings by the Company under its credit facility, as well as the interest incurred as a result of borrowings from iNTELEFILM.

         Income tax expense of $15,000 was reported in the first nine months of 2000 compared to $2,000 in the first nine months of 1999. These expenses were related to state taxes.

         The Company incurred net losses of $2,605,000 and $3,086,000 for the nine-month periods ended September 30, 2000 and 1999, respectively. The net loss for the period ended September 30, 1999 included a $2.0 million non-cash, non-recurring stock option compensation charge related to Curious Pictures.

Liquidity and Capital Resources

         The Company's liquidity, as measured by its working capital, was a deficit of $8,899,000 at September 30, 2000 compared to a deficit of $6,320,000 at December 31, 1999. The Company had $110,000 of cash at September 30, 2000 compared to $1,067,000 at December 31, 1999.

         On March 23, 2000, iNTELEFILM publicly announced its future intention to effect an exchange offer with the Company's stockholders to acquire all of the outstanding shares of the Company's common stock that are not currently owned by iNTELEFILM in exchange for shares of iNTELEFILM common stock. According to its announcement, iNTELEFILM proposes to offer one share of its common stock for every 13.75 shares of the Company's common stock, and the offer is conditioned upon iNTELEFILM obtaining at least 90% of the outstanding stock of the Company. If iNTELEFILM is successful in acquiring such shares, the Company will become a wholly-owned subsidiary of iNTELEFILM. According to iNTELEFILM's amended 13D filed with the SEC on November 3, 2000, iNTELEFILM currently does not intend to continue funding the Company's operating losses if iNTELEFILM's exchange offer is unsuccessful. As indicated below, iNTELEFILM has to date funded a major portion of the Company's operating losses through loans and advances ($5.9 million of which remains outstanding). Failure to obtain additional loans or advances will adversely affect the Company's ability to operate its business as currently conducted.

         Through early-March 2000, the Company had funded a portion of its working capital needs through a revolving line of credit with Finova, an unaffiliated institutional lender, which provided for borrowings of up to $4.5 million, based on acceptable accounts receivable. The Finova credit facility was guaranteed by iNTELEFILM, the owner of approximately 55% of the Company's outstanding common stock. In April 2000, Finova terminated this line of credit and the Company repaid its indebtedness to Finova in full. Independent of the notes payable to iNTELEFILM in the amount of approximately $3.2 million, the Company received advances from iNTELEFILM during the period from January 2000 through September 2000. These non-interest bearing advances are unsecured and primarily funded a portion of the line of credit pay-off and the Company's operations. At September 30, 2000, $2.7 million of these advances remained due and payable for a total indebtedness to iNTELEFILM of $5.9 million. Management believes that advances will continue to be provided by iNTELEFILM as necessary until the exchange offer is completed. However, iNTELEFILM has stated in its amended 13D filed with the SEC on November 3, 2000 that it does not currently intend to continue to fund the Company's operating losses if iNTELEFILM is not successful in obtaining at least 90% of the Company's common stock through the exchange offer.

         In August 2000, The End, along with two subsidiaries of iNTELEFILM, entered into an accounts receivable-based loan and security agreement with GE Capital. This agreement provides for borrowings by The End for working capital under a revolving line of credit (see note 2G to the financial statements), thereby enabling The End to operate its business through a line of credit instead of depending solely on iNTELEFILM to fund its operations. However, this line of credit only allows The End to borrow against its eligible accounts receivable and all parties to the agreement cross-collateralize all borrowings. Therefore, there can be no assurance that such line of credit will be sufficient to fund The End's operations. As a result, the Company may need to seek additional outside financing to fund its operations. There can be no assurance that the Company will be able to obtain additional financing from other third parties.

         Prior to this agreement being signed, the Company's only external financing resources were its advances from and notes payable to iNTELEFILM, the repayment of such notes which iNTELEFILM demanded on March 23, 2000. On May 1, 2000, iNTELEFILM agreed to forbear its right to collect on the notes for an undetermined amount of time. If iNTELEFILM demands the repayment of its loans, the Company does not believe it could repay iNTELEFILM's note at the expiration of the forbearance. Although the Company may offer to repay the iNTELEFILM loans through the issuance of shares of the Company's common stock, any such issuance would result in substantial dilution to existing shareholders. Additionally, no assurance can be given that the Company will be able to fund its operations without additional sources of outside financing. The Company continues to attempt to reduce its cash usage through work force and operating reductions and an increase in the number of its commercial directors. Primarily as a result of these items, the Company's independent certified public accountants modified their opinion on the Company's December 31, 1999 Consolidated Financial Statements to contain a paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern (see Note 1 to the financial statements).

         On May 1, 2000, members of SAG began a strike against the advertising agencies that represent the Company's customer base. On October 28, 2000, this strike was settled. During this six-month strike, the Company's ability to produce television commercials domestically was affected. The Company attempted to reduce the effects the strike had on its operations by utilizing non-union talent and producing its commercials outside of the United States whenever possible. However, the Company did lose business as a result of the strike. No assurance can be given that the Company's operations and liquidity will not continue to be affected by the strike in the near future. It is possible that some of the Company's future business activities will be affected by the existence of collective bargaining agreements because many of the performing artists and technical personnel, such as cameramen and film editors, which the Company employs on a free-lance basis, are members of unions who are parties to collective bargaining agreements.

         During the nine months ended September 30, 2000, The End's operations have been adversely affected as a result of a variety of factors including the SAG strike, the reorganization of management, and the negotiations of commercial director and sales representation agreements. Given these circumstances, the Company has taken steps to reduce The End's ongoing operating expenses and has recently negotiated several commercial director and sales representative agreements. Management believes that with improved sales representation and the addition of commercial directors to its roster, the operating losses and the overall operating cash needs of The End may lessen. However, there can be no assurance that The End will ever reach profitability or that it will be able to retain its commercial directors or sales representatives or that its commercial directors and sales representatives will fulfill their obligations to The End, which in turn could adversely affect the Company's overall liquidity.

         Cash used in operating activities for the nine months ended September 30, 2000 was $425,000. Accounts receivable at September 30, 2000 decreased $3,817,000 from December 31, 1999, and other assets at September 30, 2000 increased $14,000 from December 31, 1999. Accounts payable at September 30, 2000 decreased $561,000 from December 31, 1999, other liabilities decreased $445,000 from December 31, 1999 to September 30, 2000, and deferred income decreased $1,240,000 during that same period.

         During the nine months ended September 30, 2000, cash used in investing activities was $39,000. This represents cash used for capital expenditures incurred in the normal course of operations.

         Cash used in financing activities during the nine months ended September 30, 2000 was $492,000, which was a result of the payoff of the line of credit with Finova net of cash used that Curious Pictures produced and the cash advances received from iNTELEFILM.

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

         Not applicable

Item 5.        Other Information

         Not applicable

Item 6.        Exhibits and Reports on Form 8-K

         Exhibits

                  27       Financial Data Schedule

         Reports on Form 8-K

                  Not applicable

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on November 14, 2000.

                                                        HARMONY HOLDINGS, INC.


                                                   BY:  /s/ Steven C. Smith
                                                        ------------------------
                                                        Steven C. Smith
                                                   ITS: Chief Financial Officer



EXHIBIT INDEX

27       Financial Data Schedule