Form 10-K/A
period 1999-12-31
HARMONY HOLDINGS INC
filed 2000-11-17
CIK 878246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A

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


Notes to Consolidated Financial Statements...........................F-6 - F-24


Schedule II - Valuation and Qualifying Accounts............................F-25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Harmony Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Harmony Holdings, Inc. as of December 31, 1999 and June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the six months ended December 31, 1999 and each of the three years in the period ended June 30, 1999. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harmony Holdings, Inc. at December 31, 1999 and June 30, 1999 and 1998 and the consolidated results of its operations and cash flows for the six months and three years then ended, respectively, in conformity with generally accepted accounting principles.

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




BDO SEIDMAN, LLP

Milwaukee, Wisconsin
February 8, 2000, except Note 7 dated March 17, 2000
  and Note 2 and 14 dated September 8, 2000

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